Form 10-Q
period 1995-03-31
HELIONETICS INC
filed 1995-05-19
CIK 319648

- - --------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                               -------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------




For the quarter ended March 31, 1995            Commission File Number 1-8355


                                HELIONETICS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                            95-2629097
 (State of incorporation)                                (IRS Employer ID No.)
     or organization)

                  2300  Main Street, Irvine, California  92714
                    (Address of principal executive offices)

                                 (714) 261-8313
                         (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                               -------------------
  Common stock, no par value                       American Stock Exchange, Inc.

     Trading of the common stock was halted by the American Stock Exchange on November 22, 1994 and such trading halt continues to date. On January 6, 1995, trading began on the OTC Bulletin Board as a non designated security.

        Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES  X   NO
                                    ----    ----
     Shares of common stock outstanding as of April 30, 1995:    40,780,445

       (SHOULD TRADING OF HELIONETICS COMMON STOCK BE RESUMED ON THE AMEX
              12,926,157 SHARES WOULD BE SUBJECT TO AMEX APPROVAL)

- - --------------------------------------------------------------------------------

                                HELIONETICS, INC.


                                      INDEX



PART I.       FINANCIAL INFORMATION                                  PAGE #
                                                                     ------

Item 1.       FINANCIAL STATEMENTS

              Statements of Operations                               1

              Balance Sheets                                         2-4

              Statements of Cash Flows                               5-6

              Notes to Consolidated Financial Statements             7-10


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                      13


Item 2.       None

Item 3.       None


Item 4.       None


Item 5.       None


Item 6.       Exhibits and Reports                                   14

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
             (dollars in thousands except per share and share data)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                                                      Three Months Ended
                                                                           March 31
                                                                           --------
                                                                      1995           1994
                                                                      ----           ----
REVENUES                                                            $17,427        $16,308
                                                                     ------         ------
COSTS AND EXPENSES
    Cost of sales                                                    13,630         12,393
    Selling, general and administrative                               5,113          2,871
    Interest                                                            166             79
                                                                     ------         ------
                                                                     18,909         15,343
                                                                     ------         ------

OTHER INCOME (EXPENSE)                                                    1             38
                                                                     ------         ------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
    INCOME TAXES                                                     (1,481)         1,003
    Provision for income tax (Note 5)                                    --            102
                                                                     ------         ------

NET INCOME (LOSS)                                                   $(1,481)       $   901
                                                                     ------         ------
                                                                     ------         ------

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE (Note 1):
    PRIMARY                                                         $ (0.06)       $  0.04
                                                                     ------         ------
                                                                     ------         ------
    FULLY DILUTED                                                   $ (0.06)       $  0.03
                                                                     ------         ------
                                                                     ------         ------




        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                    March 31      December 31
                                                                      1995           1994
                                                                      ----           ----
                                                                   (unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                       $ 3,330        $ 5,464
    Accounts receivable, less allowance of $620 in
    1995 and $643 in 1994                                            17,214         11,866
    Notes receivable from officers                                       40             40
    Inventories (Note 1)                                              7,644          8,174
    Prepaid expenses and other                                        1,543          1,714
                                                                     ------         ------
    Total current assets                                             29,771         27,258
                                                                     ------         ------

PROPERTY, PLANT AND EQUIPMENT
    at cost:
    Leasehold improvements                                            1,376          1,345
    Machinery and equipment                                           5,090          6,600
                                                                     ------         ------
                                                                      6,466          7,945


    Less--Accumulated depreciation and amortization                  (3,521)        (4,886)
                                                                     ------         ------

                                                                      2,945          3,059
                                                                     ------         ------
OTHER ASSETS:
    Patent costs (Note 1)                                               319            331
    Excess of cost over net assets of acquired companies,
    net (Note 1)                                                     11,107         11,367
    Notes receivable and other assets (Note 1)                        1,383          1,636
                                                                     ------         ------

                                                                     12,809         13,334
                                                                     ------         ------

                                                                    $45,525        $43,651
                                                                     ------         ------
                                                                     ------         ------



        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                    March 31      December 31
                                                                      1995           1994
                                                                      ----           ----
                                                                   (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of credit (Note 3)                                         $ 3,028        $ 3,005
    Current maturities of long-term debt (Note 2)                       274            254
    Current maturities of notes and loans payable to
      proponents and shareholders (Note 4)                               25             25
    Accounts payable                                                 14,920         14,813
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        2,284            754
    Accrued payroll and payroll taxes                                 1,388          1,612
    Accrued liabilities                                               4,180          2,441
                                                                     ------         ------

        Total current liabilities                                    26,099         22,904
                                                                     ------         ------

LONG-TERM DEBT,  net of current maturities (Note 2)                     691            735
                                                                     ------         ------
NOTES and LOANS PAYABLE to proponents and shareholder
    (Note 4)                                                          4,544          4,520
                                                                     ------         ------

MINORITY INTEREST                                                     4,351          4 171
                                                                     ------         ------

MANDATORILY REDEEMABLE COMMON STOCK                                     500            500
                                                                     ------         ------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Note 7):
    Preferred stock, no par value
      Authorized--2,000,000 shares; none outstanding                    ---            ---
    Class A and B convertible preferred stock
      No stated value
      Authorized--150,000 shares of each
      Outstanding --
      51,175 shares of Class A in 1995 and 1994 and 57,629
      shares of Class B in 1995 and 1994, respectively                  ---            ---
    Class C convertible preferred stock,
      $3.50 stated value
      Authorized--2,800,000 shares
      Outstanding--330,944 shares in 1995 and 333,053
      shares in 1994                                                    786            793




        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                    March 31      December 31
                                                                      1995           1994
                                                                      ----           ----
                                                                   (unaudited)
SHAREHOLDERS' EQUITY (cont'd)

    Class D convertible preferred stock
      $10.00 stated value
      Authorized--100,000 shares
      Outstanding--none                                                ---             ---
    Class E convertible preferred stock
      $10.00 stated value
      Authorized--90,000 shares
      Outstanding--none                                                 ---            ---

    Class F convertible  preferred stock
      no stated value
      Authorized--2,800,000 shares
      Outstanding--93,700 and 52,700 shares in 1995
      and 1994, respectively                                            116            206
    Class H convertible preferred stock
      1,150,000 shares to be authorized
      None outstanding                                                  ---            ---
    Common stock
      No par value
      Authorized--50,000,000 shares
      Outstanding--26,620,000 shares in 1995
      and 26,577,000 shares in 1994                                  70,389         70,292
      Common stock subscribed                                           555            555
      Additional paid-in capital                                      2,674          2,674
      Accumulated deficit                                           (65,180)       (63,699)
                                                                     ------         ------

    Total shareholders' equity (Note 7)                               9,340         10,821
                                                                     ------         ------

                                                                    $45,525        $43,651
                                                                     ------         ------
                                                                     ------         ------



        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                             (dollars in thousands)

                                                                      Three Months Ended
                                                                            March 31
                                                                      1995           1994
                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                           $(1,481)       $   901

    Adjustment to reconcile net income to net cash provided by (used in) operating activities of continuing operations--

       Depreciation and amortization                                    474            187
       Minority interest                                                180             49
       Interest -- proponent                                             78             12
       Change in operating assets and liabilities                    (1,495)           149
                                                                     ------         ------

    Net cash provided by (used in) operations                        (2,244)         1,298
                                                                     ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                          (88)          (157)
    Cash paid in connection with investment in AccuLase                  --            (68)
    Cash acquired in business acquisition                                --            108
    Deferred product costs                                               --           (492)
    Other assets                                                        253           (385)
                                                                     ------         ------

    Net cash provided by (used in) investing activities                 165           (994)
                                                                     ------         ------




        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                             (dollars in thousands)


                                                                                     Three Months Ended
                                                                                           March 31
                                                                                     1995           1994
                                                                                     ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                          $    23        $   ---
    Increase (decrease) in long term debt, net                                         (24)          (333)
    Increase (decrease) in notes payable to proponents and
      shareholders, net                                                                (54)          (227)
    Proceeds from exercise of Series F warrants                                        ---             55
    Deferred offering cost                                                             ---           (195)
    Proceeds from offshore sale of common stock, net                                   ---          8,268
                                                                                    ------         ------
    Net cash provided by (used in) financing activities                                (55)         7,568
                                                                                    ------         ------

    Net increase (decrease) in cash and equivalents                                 (2,134)         7,872

    Cash and equivalents at beginning of period                                      5,464          2,969
                                                                                    ------         ------

    Cash and equivalents at end of period                                          $ 3,330        $10,841
                                                                                    ------         ------
                                                                                    ------         ------

    Interest paid                                                                   $   88         $   67
                                                                                     -----          -----
                                                                                     -----          -----

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES (amounts in whole dollars):

    - The Company, in 1995, converted Class C and Class F preferred shares into 2,109 and 41,000 shares of common stock amounting to $7,381 and $90,200, respectively.

    - The Company, in 1995, retired fully depreciated property and equipment totalling $1,567,000.




        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Upon consolidation all material intercompany transactions and accounts have been eliminated.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or estimated net realizable value. Costs include direct material, direct labor and applicable manufacturing and engineering overhead.

OTHER ASSETS

      Patent costs are amortized on a straight-line basis over the shorter of the estimated periods to be benefitted or the term of the patent. Accumulated amortization at March 31, 1995 and December 31, 1994, amounted to approximately $125,000 and $111,000, respectively.

      Excess of cost over net assets of acquired companies is amortized on a straight-line basis over five to thirty years.



EARNINGS PER SHARE

      Earnings per common share is based upon the weighted average number of shares outstanding during each period including common equivalent shares.

      Earnings per common share, assuming full dilution, is based upon the weighted average number of shares outstanding plus the common shares issuable upon conversion in exercise of securities whose exercise conversion as of January 1 would reduce earnings per common and common equivalent share for that year.

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The weighted average shares used in calculating earnings per share are summarized as follows:

                                                                               (amounts in thousands)
                                                                                1995           1994
                                                                               ------         ------
     Primary                                                                   26,733         23,226
     Fully diluted                                                             26,733         25,995

RECLASSIFICATIONS AND RESTATEMENTS

     Certain account reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

(2)   LONG-TERM DEBT AND CREDIT FACILITIES

      Notes and long-term debt at March 31, 1995 and December 31, 1994 were as follows (in thousands):


                                                                                 1995           1994
                                                                                 ----           ----
       Convertible unsecured note payable bearing interest at 6%, with interest payable quarterly beginning March 31, 1994
         and principal and remaining accrued interest due on
         December 31, 1996.                                                      $400           $400

       Loan payable; non-interest bearing of
         Self-Powered Lighting, Inc.                                               79             83

       Priority tax payable quarterly with interest ranging from
         10%  to 14% per annum                                                     53             53

       Others                                                                     433            453
                                                                                 ----           ----
                                                                                  965            989
       Less:  Current maturities                                                 (274)          (254)
                                                                                 ----           ----
                                                                                $ 691          $ 735
                                                                                 ----           ----
                                                                                 ----           ----


                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


(3)  LINE OF CREDIT

     Tri-Lite, Inc. has a line of credit agreement with a bank which provides for borrowings of up to $4 million based on 75% of eligible accounts receivable. The outstanding borrowings under this agreement bear interest at 2% over the bank's prime rate (9% at March 31, 1995) and are collateralized by substantially all of the assets of Tri-Lite, Inc. In February 1995, the Company was advised by the bank that the Company was in technical violation of certain provisions of the loan and that the bank was demanding repayment of the loan. Tri-Lite, Inc. and the bank negotiated a forbearance agreement which provides for a termination of the loan on May 31, 1995. Tri-Lite, Inc. has received two loan proposals for a new line of credit to enable them to replace the existing line. The two proposals are essentially similar in terms as the existing line of credit.

(4)  NOTES AND LOANS PAYABLE TO PROPONENTS AND SHAREHOLDERS

     At March 31, 1995 and December 31, 1994, the Company had notes and loans payable to proponents and shareholders totaling $4,569,000 and $4,545,000, respectively. The notes and loans bear interest at rates ranging from 7.5 percent to 10 percent per annum. The notes and loans represent advances between the Company and the proponents. All other notes and loans are secured by the appropriate UCC-1 filings.

     As of March 31, 1995, notes and loans of $4,569,000 payable to Ms. Barnes will be extinguished through the issuance of common stock subject to approval by regulatory agencies. (See Note 7).

(5)  INCOME TAXES

     No provision for federal and state income taxes was provided for the period
as a result of the taxable losses incurred.   Through December 31, 1992, the
Company accounted for income taxes under Statement of Financial Accounting Standards No. 96, `Accounting for Income Taxes'. This standard required income taxes to be provided based upon a liability approach, under which deferred taxes were recorded at the rates to be in effect when such taxes were due.

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, `Accounting for Income Taxes.' Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by Statement 109, the Company has elected not to restate the consolidated financial statements of any prior years. The effect of the change was not material to the consolidated financial statements.

     At March 31, 1995, the Company believes it has significant net operating loss carryforwards for federal and state income tax purposes. Such amounts would be available to reduce future federal and state income tax liabilities as appropriate and, to the extent not used, would expire through 2009. As a result of various stock transactions during the past two years, certain of these net operating loss carryforwards are subject to annual limitations of approximately $1,400,000 to be used in future periods.

(6)  ACQUISITIONS

     Effective December 1, 1994, the Company purchased an additional 68.7% of the outstanding stock of AccuLase, Inc. for $2,055,000 in notes. The Company now owns 76.1% of AccuLase's outstanding common stock. The Company accounted for this transaction using the purchase method of accounting. The excess of approximately $2,599,000 of the purchase price over the net assets acquired has been capitalized as goodwill. The results of operations from December 1, 1994 was included in the consolidated statement of operations for 1994.

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     The U.S. Bankruptcy Court, on May 15, 1995, confirmed the plan of reorganization of Laser Photonics, Inc. (`LPI'), a Florida company, in which the Company received 75% of the common stock of LPI in exchange for capital infusion of $1 million and the transfer to LPI of all of the common stock of AccuLase, Inc. owned by the Company. LPI is a publicly-traded company with the symbol LAZR, and will continue to trade separately. LPI reported unaudited sales for the calendar year 1994 of $5.3 million and a pre-tax loss of $611 thousand.
See Press Release as Exhibit A attached hereto.

     The unaudited pro-forma effects of LPI's results of operations on the consolidated results of operations as though the acquisitions had occurred January 1, 1994, are as follows (in thousands except share data):

                                                      1995             1994
                                                      ----             ----
          Revenues                                   $18,612          $18,089
          Net Income (loss)                           (1,756)           1,261

          Income (loss) per share                      (0.07)            0.05
          Weighted average shares                 26,734,000       23,226,000

(7)  SUBSEQUENT EVENT

     On April 13, 1995, Ms. Susan Barnes, wife of the Company's chairman, committed to infuse up to $1,500,000 in cash to support the operations of the Company. Effective April 21, 1995, the Company agreed to exchange 8,209,176 shares of its common stock for amount owed to Ms. Barnes of $2,610,518. The rate used to exchange the amount owed represents 60% of the market value of the Company's common stock of $0.53 per share. The discount was in recognition of the restriction in transferability of the shares. The loan of $1,500,000 will be exchanged for shares of common stock of the Company at the same conversion formula above. After the consummation of the exchanges above, the Company will be owing Ms. Barnes approximately $2,054,500 which represent the consideration for the acquisition of 68.7% of AccuLase as a result of the inability of the Company to issue its common stock due to AMEX not approving listing of such common stock. Ms. Barnes, however, agreed to either be paid in cash or convert the debt to shares of the Company's common stock at no more than the original number of shares the Company had previously agreed to issue as consideration for the AccuLase shares.

     The following is a proforma effect on the Company's shareholders' equity section of the consolidated balance sheet had the above exchange occurred at March 31, 1995 (in thousands):


          Class C convertible preferred stock           $786
          Class F convertible preferred stock            116
          Common Stock                                74,500
          Common stock subscribed                        555
          Additional paid-in-capital                   2,674
          Accumulated deficit                        (65,180)
                                                     -------
                                                     $13,451
                                                     -------
                                                     -------


     The Company has received a letter of intent and draft agreement from a very significant NYSE Company as potential partner participating in the Helionetics\AccuLase technology for TMR (transmyocardial revascularization).
The proposal contains among other things a front end cash payment and royalties on certain patented `disposables' technology.

                       HELIONETICS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to $3,672,000 at March 31, 1995 from $4,354,000 at December 31, 1994, or a decline of $682,000. Cash and equivalents decreased by $2,134,000 whereas receivables and inventories increased by a combined total of $4,818,000; trade payables and accrued liabilities increased by $1,622,000 and billings in excess of costs and estimated earnings on uncompleted contracts increased by $1,530,000. Capital expenditures are minimal and totalled $88,000 for the three months period.

     KSWI and Tri-Lite combined accounted for an approximate 95% of the consolidated revenues, and each is being funded primarily from cash generated by its operations. Tri-Lite's line of credit which served as its primary source of credit was called by the bank in February 1995 and is to terminate on May 31, 1995. Tri-Lite has received two loan proposals from two lending institutions to replace its existing line. There is no assurance that either proposal will result in a new line of credit. Tri-Lite's inventory requirements continue to be financed by its credit facilities with its offshore suppliers. KSWI funds its operations internally and expects to fund similarly its 1995 operations. Moreover, KSWI can obtain additional funds through borrowings, if needed, to
fund desirable expansion.    KSWI believes it has significant borrowing
capability due to absence of any long-term obligations in its balance sheet.

     The Company's AccuLase subsidiary became part of the recently consummated acquisition of 75% of Laser Photonics, Inc., (`LPI') a Florida based company (see Note 6 to Consolidated Financial Statements for details). The funding of AccuLase programs, combined with Laser Photonics working capital requirements will be provided by the Company. Additionally, the Company is also seeking a suitable partner for its laser technology (See Note 7 to Consolidated Financial Statements). The acquisition of LPI required payment of court approved costs approximating $305,000. LPI may also obtain, if needed, financing of its programs from the equity marketplace. (See Exhibit `A' attached).

     The remaining operations of the Company, primarily, Sentinel and the DECC Division will rely on loans provided and to be provided by Ms. Susan Barnes and possibly the sale of the Company's Tri-Lite holding, if necessary.

     As approved by the Board of Directors of the Company, loans totalling $2,610,518 of Ms. Barnes will be exchanged, at April 21, 1995, for shares of the Company's common stock at the discount rate of 60% of $0.53 per share, the fair market value, as of that date, of the Company's common stock. The discount (40%) is in recognition of the restriction in transferability of the stock and 20% lower than previous similar exchanges regarding transactions previously approved by AMEX calling for a 40% to 60% discount from market price.

     RESULTS OF OPERATIONS

     The Company had approximately $17.4 million in revenues for the three months ended March 31, 1995, compared with $16.3 million for the corresponding period in the prior year, or a net increase of $1.1 million or 6.7%. $5.0 million of the increase was attributed to Tri-Lite; $2.4 million of which was the revenue contribution of NL Industries, a subsidiary of Tri-Lite acquired effective March 1, 1994. The balance of the Tri-Lite revenue increase ($2.6 million) represents internal growth from its core lighting business, reflecting the results of the growth-oriented efforts undertaken by Tri-Lite in 1994.

     KSWI's revenues in the first quarter of 1995 declined by $3.6 million as compared with the similar period in 1994. KSWI's management believes that the decline is temporary and was due largely to the winding down of the JWP subcontract ($1.6 million) in 1995 and the completion of existing major projects (e.g. Kennedy Airport) in the fourth quarter of 1994. Although new projects, which are part of the $75 million record backlog of KSWI at the end of 1994, started slowly KSWI's management anticipates that these projects will provide revenue growth in the following quarters.

     The profitability of the Company was negatively affected by the temporary decline in KSWI's revenue. KSWI,

                       HELIONETICS, INC. AND SUBSIDIARIES


having reported $1 million in income in 1994, incurred a pre-tax loss of approximately $200,000 in 1995 after adjustment for the amortization of goodwill in connection with its acquisition. Income contribution by Tri-Lite ($220,000), after minority interest, was offset by the combined expenses from AccuLase and Sentinel ($477,000).

     Cost of sales was 78% and 76% for 1995 and 1994, respectively. The decline in margin was attributed to KSWI which in 1995 does not have the same favorable revenues mix as it had in its 1994 results. This decline was offset by improvement in the Tri-Lite's margin for 1995.

     Selling, general and administrative expenses were $5,113,000 and $2,871,000, and as a percent of revenue, were 29% and 18% for 1995 and 1994, respectively. Tri-Lite contributed $1.3 million, of which $677,000 was NL Industries expenses, acquired March 1, 1994. The balance of the increase was principally the expenses of AccuLase ($221,000) and Sentinel ($255,000). The percent increase relates to decreased revenue in KSWI with no significant decrease in expenses.

     OUTLOOK

     The Company recently acquired a 75% interest in Laser Photonics, Inc., a laser products company based in Florida, through Chapter 11 of the U.S. Bankruptcy Code. The acquisition is consistent with the Company's over-all plan of complementing the Company's existing technologies either internally or through acquisitions. Laser Photonics' products and manufacturing facilities and expertise will supplement the AccuLase laser programs and provide manufacturing capability thereby facilitating the entrance in the marketplace of TMR excimer laser for medical applications.

     In a statement to the U.S. Bankruptcy Court, LPI projected 1995 sales of approximately $7.2 million, income before taxes of about $300,000 and a post-confirmation net worth of approximately $4.7 million excluding the effect of the combination with AccuLase (See attached Exhibit A).

     The Company's estimate of reaching profitability for the whole of 1995 is, in management's view, attainable based on Tri-Lite's performance to date and the record backlog of KSWI. AccuLase operating costs may be absorbed, in part, by the acquisition of Laser Photonics' operations and the possible completion of negotiation with a major NYSE Company in the health care field who will fund the various phases of human clinical trials (Phase I has been granted by the FDA). Sentinel Systems' activities are being monitored to minimize their impact on the Company's operating results. Although no assurance can be given, the Company at the present time believes that Sentinel may have minimal revenues in 1995. The operations of the power conversion products group, including AIM, is growing in backlog. The Company is looking at the possibility of a separate initial public offering for its AIM\DECC operations to fund this steadily increasing backlog.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     On July 1, 1992, Definicon International Corporation (DIC) filed a Complaint in Los Angeles Superior Court (Case No. LC 016711) against a former officer of the corporation, Dr. Vincent P. Williams, alleging that Williams had embezzled $270,000 from the corporation. DIC was acquired by Helionetics, Inc. in June 1990. On October 23, 1992, Williams, who had also served for a short time as an officer of Helionetics, and members of his family filed a complaint in Orange County Superior Court (Case No. 698 766) against Helionetics, Inc., DIC and others. A first amended complaint was filed on February 17, 1993, seeking unspecified monetary damages, including punitive damages, for breach of Williams' employment contract; indemnification with respect to several personal guarantees Williams made of Helionetics and/or Definicon loans; slander; conversion; and infliction of emotional distress. This action is still in the midst of discovery and no trial date has been set. According to Helionetics' trial counsel, although attempts are underway to settle this matter with funds from Helionetics' insurance carriers, should this matter proceed to trial there is the potential for a significant adverse judgment.

     In the Orange County Superior Court (Case No. 698766), an action was recently filed for declaratory relief by Commerce and Industry Insurance Company (`Commerce'), an insurer of Helionetics and its officers, seeking a declaration that Commerce does not owe a duty to defend or indemnify Helionetics in the Williams' litigation. Commerce has been paying, and continues to pay, for defense of Helionetics in the Williams' litigation under a reservation of rights. Commerce has agreed to stay its declaratory relief action, pending resolution of the Williams litigation.

     In March 1995, an action was instituted by Bo B. Sramek and Hevka H. Sramek against Helionetics and Bernard B. Katz in the Superior Court of California, Central Orange County District (Case No. 743947) alleging that about June 15, 1994, plaintiffs sold and delivered to Helionetics 2,404,333 shares of the common stock of Cardio Dynamics, Inc. in exchange for 665,800 shares of Helionetics' common stock which Helionetics has failed to deliver. The defendants intend to vigorously defend this action and have filed related cross claims for fraud and deceit by both Srameks.

     Five class action lawsuits have been filed against Helionetics and others, arising out of the trading halt in Helionetics' stock. The Court has ordered that all but the first filed complaint of Nancy Grodin, et al. v. Bernard B. Katz, et al.; in U.S. District Court, (Case No. SA 94-1069 LHM (EEx)), be dismissed without prejudice and that the plaintiffs all proceed under the Grodin action. TO ASSIST THE COURT IN THE POSSIBLE SETTLEMENT OF THE CLASS ACTION LAWSUITS, THE COURT HAS DIRECTED THE PARTIES TO PARTICIPATE IN THE NOMINATION OF A MUTUALLY ACCEPTABLE SETTLEMENT OFFICER. To date no responsive pleading has been filed by Helionetics, and no meaningful discovery has been exchanged. Helionetics intends to vigorously defend itself in this action.

     Helionetics and its subsidiaries are also the defendants in lawsuits involving trade creditors and others which may be deemed, separately or collectively, immaterial and ordinary routine litigation incidental to its business. Some of these lawsuits have proceeded to judgment. As of December 31, 1994, the Company had unpaid judgments and unresolved claims against it totaling approximately $500,000. The Company believes that these amounts can be resolved for significantly less than originally claimed.

     On March 31, 1993, the Company's subsidiary, Definicon International Corporation, and its wholly owned subsidiary TrueTech, Inc. filed for relief under Chapter 7 of the Bankruptcy Code. In April 1995, the Chapter 7 Trustee in the U.S. Bankruptcy Court, Central District of California, brought several adversary proceedings against certain officers and directors and other subsidiaries to avoid and recover alleged preferential and/or fraudulent transfers. Helionetics believes the adversary proceedings have no merit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit `A' press release on Laser Photonics acquisition.
          Form 8-K, dated April 10, 1995, with respect to the acquisition of AccuLase, Inc. stock.

                                   SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HELIONETICS, INC.


DATE:        May 16, 1994                       /s/E. Maxwell Malone
      ---------------------------               --------------------------------
                                                   E. Maxwell Malone
                                                   Chief Executive Officer


DATE:        May 16, 1994                       /s/Chaim Markheim
      ---------------------------               --------------------------------
                                                   Chaim Markheim
                                                   Vice-President


DATE:        May 16, 1994                       /s/Adrian Cayetano
      ---------------------------               --------------------------------
                                                   Adrian Cayetano
                                                   Controller