Form 10-Q
period 1995-06-30
HELIONETICS INC
filed 1995-08-22
CIK 319648

- ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   ---------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ---------

 For the quarter ended June 30, 1995             Commission File Number 1-8355

                               HELIONETICS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             California                                    95-2629097
      (State of incorporation)                        (IRS Employer ID No.)
          or organization)

                 6849 Hayvenhurst Avenue, Van Nuys, CA  91406
                   (Address of principal executive offices)

                                (818) 778-0000
                        (Registrant's telephone number)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           YES     X             NO ______

      Shares of common stock outstanding as of June 30, 1995: 40,722,926

(SHOULD TRADING OF HELIONETICS COMMON STOCK BE RESUMED ON THE AMEX 12,845,368 SHARES WOULD BE SUBJECT TO AMEX APPROVAL)
- ------------------------------------------------------------------------------

                               HELIONETICS, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                             Page #
         ---------------------                             ------
Item 1.  Financial Statements
         --------------------

         Statements of Operations                            1

         Balance Sheets                                      2-4

         Statements of Cash Flows                            5-6

         Notes to Consolidated Financial Statements          7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                  13

Item 2.  None

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.  None

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                   (dollars in thousands except share data)

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                          Six Months Ended  Three Months Ended
                                               June 30            June 30
                                           1995      1994      1995      1994
                                           ----      ----      ----      ----
REVENUES                                 $ 41,579  $ 35,207  $ 24,152  $ 18,899
                                         --------  --------  --------  --------
COSTS AND EXPENSES
    Cost of sales                          33,487    27,314    19,857    14,921

    Selling, general and administrative     9,067     5,677     3,954     2,806
    Interest                                  313       141       147        62
                                         --------  --------  --------  --------
                                           42,867    33,132    23,958    17,789
                                         --------  --------  --------  --------
OTHER INCOME (EXPENSE):                       148       ---       147       (38)
                                         --------  --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES         (1,140)    2,075       341     1,072
 Provision for income tax (Note 5)           (155)     (557)     (155)     (455)
                                         --------  --------  --------  --------
NET INCOME (LOSS)                        $ (1,295) $  1,518  $    186  $    617
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
EARNING PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1):
    PRIMARY                              $  (0.04) $   0.06   $  0.01   $  0.02
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------
    FULLY DILUTED                        $  (0.04) $   0.06     N/A     $  0.02
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------

       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (dollars in thousands)

                                                      June 30       December 31
                                                        1995            1994
                                                        ----            ----
                                                     (unaudited)
ASSETS
- ------
CURRENT ASSETS:
    Cash and cash equivalents                        $   7,027      $   5,464
    Accounts receivable, less allowance of $728
       in 1995 and $643 in 1994                         21,701         11,866
    Notes receivable from officers                          40             40
    Inventories (Note 1)                                10,125          8,174
    Prepaid expenses and other                           1,493          1,714
                                                     ---------      ---------
       Total current assets                             40,386         27,258
                                                     ---------      ---------
PROPERTY, PLANT AND EQUIPMENT
    at cost:
    Leasehold improvements                               1,376          1,345
    Machinery and equipment                              8,446          6,600
                                                     ---------      ---------
                                                         9,822          7,945

    Less--Accumulated depreciation and amortization     (6,739)        (4,886)
                                                     ---------      ---------
                                                         3,083          3,059
                                                     ---------      ---------
OTHER ASSETS:
    Patent costs (Note 1)                                  312            331
    Excess of cost over net assets of acquired
      companies, net (Note 1)                           13,449         11,367
    Notes receivable and other assets (Note 1)           1,005          1,636
                                                     ---------      ---------
                                                        14,766         13,334
                                                     ---------      ---------
                                                     $  58,235      $  43,651
                                                     ---------      ---------
                                                     ---------      ---------

         The accompanying notes are an integral part of these
                     consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (dollars in thousands)

                                                      June 30     December 31
                                                        1995          1994
                                                        ----          ----
                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
 Line of credit (Note 3)                              $ 2,973       $ 3,005
 Current maturities of long-term debt (Note 2)            183           254
 Current maturities of notes and loans payable
     to proponents and shareholders (Note 4)               25            25
 Accounts payable                                      21,440        14,813
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                    3,165           754
 Accrued payroll and payroll taxes                      2,044         1,612
 Accrued liabilities                                    3,787       $ 2,441
                                                      -------       -------
     Total current liabilities                         33,617        22,904
                                                      -------       -------
LONG-TERM DEBT, net of current maturities (Note 2)      1,968           735
                                                      -------       -------
NOTES and LOANS PAYABLE to proponents and
  shareholder (Note 4)                                  3,267         4,520
                                                      -------       -------
MINORITY INTEREST                                       5,247         4,171
                                                      -------       -------
MANDATORILY REDEEMABLE COMMON STOCK                       500           500
                                                      -------       -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
     Authorized--2,000,000 shares; none outstanding       ---           ---
  Class A and B convertible preferred stock
     No stated value
     Authorized--150,000 shares of each
     Outstanding --
     51,175 shares of Class A in 1995 and 1994 and
     57,629 shares of Class B in 1995 and 1994,
     respectively                                         ---           ---
  Class C convertible preferred stock,
     $3.50 stated value
     Authorized--2,800,000 shares
     Outstanding--308,714 shares in 1994 and 340,793
      shares in 1993                                      708           793


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (dollars in thousands)

                                                      June 30     December 31
                                                        1995          1994
                                                        ----          ----
                                                     (unaudited)
SHAREHOLDERS' EQUITY (cont'd)

  Class D convertible preferred stock
     $10.00 stated value
     Authorized--100,000 shares
     Outstanding--none                                    ---           ---
  Class E convertible preferred stock
     $10.00 stated value
     Authorized--90,000 shares
     Outstanding--none                                    ---           ---
  Class F convertible  preferred stock
     no stated value
     Authorized--2,800,000 shares
     Outstanding--52,700 shares in 1995
      and 93,700 in 1994                                  116           206
  Class H convertible preferred stock
     1,150,000 shares to be authorized
     None outstanding                                     ---           ---
  Common stock
     No par value
     Authorized--50,000,000 shares
     Outstanding--26,641,911 shares in 1995
      and 26,576,572 shares in 1994                    70,467        70,292
     Common stock subscribed (Note 4)                   4,665           555
     Additional paid-in capital                         2,674         2,674
     Accumulated deficit                              (64,994)      (63,699)
                                                      -------       -------
                                                       13,636        10,821
                                                      -------       -------
       Total shareholders' equity (Note 7)            $58,235       $43,651
                                                      -------       -------
                                                      -------       -------

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                                                           Six Months Ended
                                                                June 30
                                                          1995          1994
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations               $(1,295)      $ 1,518

    Adjustment to reconcile net income to net cash cash provided by (used in) operating activities of continuing operations--

       Depreciation and amortization                        724           367
       Minority interest                                     98           293
       Interest -- proponent                                 78           ---
       Change in operating assets and liabilities         1,548        (4,572)
                                                         ------       -------

    Net cash provided by (used in) operations             1,153        (2,394)
                                                         ------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment             (114)         (362)
    Cash (paid) acquired in business acquisition         (1,250)          150
    Deferred product costs                                  ---        (1,017)
    Other assets                                            401        (1,590)
                                                         ------       -------

    Net cash provided by (used in) investing activities   $(963)      $(2,819)
                                                         ------       -------

       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                   (dollars in thousands except share data)

                                                        Six Months Ended
                                                             June 30
                                                          1995      1994
                                                          ----      ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in note payable, net          $    ---    $    ---
    Increase (decrease) in long term debt, net            (284)     (1,286)
    Increase (decrease) in notes payable to
     proponents and shareholders, net                    1,675        (264)
    Proceeds from exercise of Series F warrants            ---          55
    Proceeds from sales of common stock, net               ---      10,698
    Payment in lieu of issuance of redeemable
     common stock                                          ---      (1,000)

    Net cash provided by (used in) financing
     activities                                          1,373       8,203
                                                      --------     -------
    Net increase (decrease) in cash and
     equivalents                                         1,563       2,990

    Cash and equivalents at beginning of period          5,464       2,969
                                                      --------     -------

    Cash and equivalents at end of period              $ 7,027     $ 5,959
                                                      --------     -------
                                                      --------     -------

    Interest paid                                      $   313     $   141
                                                      --------     -------
                                                      --------     -------

       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (unaudited)

(1)    Summary of Significant Accounting Policies
       ------------------------------------------

       The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the three and six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

Other Assets

       Patent costs are amortized on a straight-line basis over the shorter of the estimated periods to be benefitted or the term of the patent. Accumulated amortization at June 30, 1995 and December 31, 1994, amounted to approximately $139,000 and $111,000, respectively.

       Excess of cost over net assets of acquired companies is amortized on a straight-line basis over ten to thirty years.

Earnings Per Share

       Earnings per common share is based upon the weighted average number of shares outstanding during each period including common equivalent shares.

       Earnings per common share, assuming full dilution, is based upon the weighted average number of shares outstanding plus the common shares issuable upon conversion in exercise of securities whose exercise as of January 1 would reduce earnings per common and common equivalent share for that year.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (unaudited)

The weighted average shares used in calculating earnings per share are summarized as follows:

                                       (amounts in thousands)

                                  Three Months          Six Months
                                  ------------          ----------
                                 1995      1994        1995      1994
                                 ----      ----        ----      ----
    Primary                    36,662    25,186      31,698    24,233
    Fully diluted              36,662    25,776      31,698    24,907

Reclassifications and Restatements

    Certain account reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

(2) Long-Term Debt and Credit Facilities
    ------------------------------------

      Notes and long-term debt at June 30, 1995 and December 31, 1994 were as follows (in thousands):

                                                                 1995    1994
                                                                 ----    ----
   Convertible unsecured note payable bearing interest at 6%, with interest payable quarterly beginning March 31, 1994
     and principal and remaining accrued interest due on
     December 31, 1996.                                         $  400  $ 400
   Loan payable non-interest bearing of Self-Powered
     Lighting, Inc.                                                 79     83
   Priority tax payable quarterly with interest ranging from
     10% to 14% per annum                                           53     53
   Laser Photonics, Inc:
     Secured loans, with interest, payable quarterly at 9% and
       principal due October 1999 with option (on $165,000) for
       early payout at 50% discount                                448    ---

     Priority tax payable monthly with interest ranging
       from 9% to 18% per annum                                    445    ---
     Others                                                        263    ---
                                                                ------  -----
     Sub-Total - Laser Photonics                                 1,156    ---


   Others                                                          463    453
                                                                ------  -----
                                                                 2,151    989
   Less:  Current maturities                                      (183)  (254)
                                                                ------  -----
                                                                $1,968  $ 735
                                                                ------  -----
                                                                ------  -----

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (unaudited)

(3) Line of Credit
    --------------

    Tri-Lite, Inc. has a line of credit agreement with a bank which provides for borrowings of up to $4 million based on 75% of eligible accounts receivable and is subject to a forbearance agreement. The outstanding borrowings under this agreement bear interest at 2% over the bank's prime rate and are collateralized by substantially all of the assets of Tri-Lite, Inc. In July 14, 1995, Tri-Lite paid off this line of credit from proceeds of a new credit facility of $5 million obtained from Star Bank of Cleveland, Ohio at more favorable terms. The Company is a co-guarantor for this new line of credit and assuming Tri-Lite issues its own stock for amount owing to Helionetics, Helionetics will own approximately 64% of Tri-Lite.

(4) Notes and Loans Payable to Proponents and Shareholders
    ------------------------------------------------------

    At June 30, 1995 and December 31, 1994, the Company had notes and loans payable to proponents and shareholders totaling $3,292,000 and $4,545,000, respectively. The notes and loans bear interest at rates ranging from 7 1/2 percent to 10 percent per annum. The notes and loans represent advances between the Company and the proponents and are secured by the appropriate UCC-1 filings.

    As of June 30, 1995, notes and loans of approximately $4,110,000 payable to Ms. Barnes will be extinguished through the issuance of common stock of approximately 12,845,368 shares. The value of the common stock which was based on 60% of the market value of the stock at $0.53 per share is currently shown under common stock subscribed. After the consummation of the exchange above, the Company will be owing Ms. Barnes approximately $3,267,000 which included a note of $2,054,500 which represents the consideration for the acquisition of 68.7% of AccuLase as a result of the inability of the Company to issue its common stock due to AMEX not approving listing of such common stock. Ms.
Barnes, however, agreed to either be paid in cash or convert the debt to shares of the Company's common stock at no more than the original number of shares the Company had previously agreed to issue as consideration for the AccuLase shares. Ms. Barnes has agreed and continue to loan funds to the Company.

(5) Income Taxes
    ------------

    No provision for federal taxes was provided for the period as a result of the taxable losses incurred. Through December 31, 1992, the Company accounted for income taxes under Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes". This standard required income taxes to be provided based upon a liability approach, under which deferred taxes were recorded at the rates to be in effect when such taxes were due.

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As permitted by Statement 109, the Company has elected not to restate the consolidated financial statements of any prior years. The effect of the change was not material to the consolidated financial statements.

    At June 30, 1995, the Company believes it has significant net operating loss carryforwards for federal and state income tax purposes. Such amounts would be available to reduce future federal and state income tax liabilities as appropriate and, to the extent not used, would expire through 2009. As a result of various stock transactions during the past two years, certain of these net operating loss carryforwards are subject to annual limitations of approximately $1,400,000 to be used in future periods. The provision at June 95 reflects the estimated state income tax for KSWI.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (unaudited)

(6) Acquisitions
    ------------

       Effective December 1, 1994, the Company purchased an additional 68.7% of the outstanding stock of AccuLase, Inc. for $2,055,000 in notes. The Company now owns 76.1% of AccuLase's outstanding common stock. The Company accounted for this transaction using the purchase method of accounting. The excess of approximately $2,599,000 of the purchase price over the net assets acquired has been capitalized as goodwill. The owneship interest by the Company of Acculase was part of the purchase price of Laser Photonics, Inc. as described below.

    The U.S. Bankruptcy Court, on May 22, 1995, confirmed the plan of reorganization of Laser Photonics, Inc. ("LPI"), a Florida company, in which the Company received 75% of the common stock of LPI in exchange for capital infusion of $1 million and the transfer to LPI of all of the common stock of AccuLase, Inc. owned by the Company. LPI is a publicly-traded company with the symbol LAZR, and will continue to trade separately. LPI is a FDA GMP(Good
Manufacturing Practices) manufacturer of medical laser devices. The Company's primary reason for the acquisition is to enable AccuLase access to the manufacturing expertise of its excimer laser. AccuLase's excimer laser has various medical applications. The excess of approximately $2 million of cost over LPI's net assets has been capitalized as goodwill.

    The unaudited pro-forma effects of LPI's results of operations on the consolidated results of operations as though the acquisitions had occurred January 1, 1994, are as follows (in thousands except share data):

                                              1995            1994
                                              ----            ----
    Revenues                                $42,850         $37,316
    Net income (loss)                         3,658(1)          257
    Income (loss) per share                    0.11            0.01
    Weighted average shares              31,698,000      24,233,000

    (1)  Include gain from reorganization of $5,927,000.

(7) Subsequent Events
    -----------------

    In August 1995, the Company announced its decision to distribute as dividend to its shareholders its approximately 80% interest in KSWI, subject to KSWI board of directors. Following is a proforma balance sheet and results of operations, on a stand-alone basis, of KSWI as of June 30, 1995 (in thousands):

    Sales                                               $22,703
    Income before tax and goodwill amortization             776
    Goodwill amortization                                   160
    Provision for income tax                                349
    Net income                                          $   267

    Current assets                                      $21,433
    Property and equipment                                  688
    Cost in excess of net assets of
        business acquired                                 4,701
    Other assets                                            894
    Total assets                                        $27,716

    Current liabilities                                 $15,979
    Shareholders' equity                                $11,737

                      HELIONETICS, INC. AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                --------------------------

       Liquidity and Capital Resources

       Working capital increased by $3,097,000 for the quarter ended June 30, 1995 after a decrease in March 31, 1995 of $682,000 from December 31, 1994. Working capital stand at $6,769,000 at June 30, 1995 compared with $4,354,000 at December 31, 1994. For the six months ended June 1995, cash and equivalents increased by $1,563,000 whereas receivables and inventories increased by a combined total of $11,786,000. Trade payables and accrued liabilities, including billings in excess of costs and estimated earnings in uncompleted contracts, combined increased by $10,816,000. Capital expenditures are minimal and totalled $114,000 for the six months period. No major capital expenditures is anticipated for the balance of 1995.

       Approximately $6,951,000 of the total consolidated cash of $7,027,000 is from KSWI and Tri-lite. Both subsidiaries either has loan covenants and bonding requirements that restrict transfers of their cash to the parent company and its other subsidiaries.

       KSWI and Tri-Lite accounted for an approximate 96% of the consolidated revenues, and each is being funded primarily from cash generated by its operations. Tri-Lite, due to its improved operations and new management, has replaced its existing line of credit in July 1995 with a three year $5 million asset-based credit facility on favorable terms. Tri-Lite's line of credit served as its primary source of credit and working capital. Tri-Lite's inventory requirements continue to be financed by its credit facilities with its offshore suppliers. KSWI funds its operations internally and has the ability to obtain additional funding through borrowings, if needed. KSWI believes it has significant borrowing capability due to absence of any long-term obligations in its balance sheet and the strength of its operations.

       In May 1995 the Company acquired, from a Chapter 11 proceeding, 75% of Laser Photonics, Inc., ("LPI") a Florida based company. LPI is a manufacturer of various laser products. As part of the acquisition, the Company contributed its approximately 76% ownership of AccuLase, Inc. ("AccuLase") and cash totalling approximately $1 million. LPI was acquired to be the manufacturer of the AccuLase excimer laser applications. The cash portion of the acquisition was obtained from a loan from Ms. Susan Barnes, the Company's principal shareholder. Funding of the combined AccuLase and LPI operations will be provided by the Company either from sales of assets or equity and from loans from Ms. Barnes. Moreover, LPI, being a public company of its own, has the ability to acquire necessary funding from the equity market.

    The remaining operations of the Company, primarily, Sentinel and the DECC Division will rely on loans to be provided by Ms. Susan Barnes and possibly the sale of the Company's Tri-Lite holding, if a favorable price can be obtained.

    As approved by the Board of Directors of the Company, loans totalling $4,110,518 of Ms. Barnes were exchanged, effective April 21, 1995, for shares of the Company's common stock at the discount rate of 60% of $0.53 per share, the fair market value, as of that date, of the Company's common stock. The discount (40%) is in recognition of the restriction in transferability of the stock and 20% lower than previous similar exchanges. The amount of the exchange is shown under common stock subscribed in the June 1995 financial statements.

    The Company, in August 1995, announced its decision to distribute as dividend to its shareholders its approximately 80% interest in KSWI, subject to KSWI board of directors approval. The Company is anticipating to complete the distribution by year end and the formation of a new publicly-owned company. KSWI's net worth is approximately $12 million and might be worth substantially more than the current total market capitalization of the Company.

    The class-action lawsuit against the Company was settled effective in June 1995, subject to court approval and the availability of funds to pay the legal fees of both the Company's and plaintiff's counsel. The availability

                      HELIONETICS, INC. AND SUBSIDIARIES

of funds required by the settlement agreement is subject to the pledging and disposing of certain assets held by Ms. Barnes to guarantee such payments. Ms Barnes neither received nor requested any consideration from the Company for the pledging and placing at risk of her personal assets including her home. The agreement calls for the issuance of 2,000,000 shares and 2,000,000 common stock purchase warrants at 1 5/8 for two years, 1,000,000 of which is exercisable if the Company's common stock resume trading at the American Stock Exchange

("AMEX").

       Results of Operations

       The Company reported income from operations of $186,000 in the quarter June 1995 compared with a loss from operations of $1,481,000 in March 1995. The results reflect the Company's transition to profitability and the results of the restructuring that began in the fourth quarter of 1994. Revenues for the six months ended June 30, 1995 and 1994 were $41,579,000 and $35,207,000 respectively, or a growth of 18% ($6.4 million) compared to the same period last year. Revenues for the three months June 1995 and 1994 were $24,152,000 and $18,899,000 respectively, a 28% increase ($5.2 million) from 1994. The increase for the six months and three months ended June 30, 1995 as compared with the comparable periods in 1994 were accounted as follows: Tri-Lite contributed $5.6 million and $530,000 respectively; KSWI reported an increase of $1.7 million and $5.4 million, respectively. These increases were offset by a decrease in the revenues of the power conversion products group. Revenues for the six months of 1995 included $292,000 from LPI, acquired effective May 22, 1995. The increase in revenue of KSWI in the second quarter of 1995 reflects its transition from the temporary decline in revenues in the first quarter of 1995 and the effect of its work from its increased backlog.

       Tri-Lite reported a loss of approximately $287,000 for the second quarter of 1995 reflective of the loss in volume in NL Corporation and lower margin at the Prolite subsidiary. The loss in volume stems from the delay in the replacement of Tri-Lite's line of credit which did not consummate until July 1995. Tri-Lite, however, estimates s break-even operation for the current year based on cost containment efforts still underway and resolution of its credit line availabilities. The 1995 estimate compares favorably from a $4 million loss incurred in 1994.

       Income contribution by Tri-Lite and KSWI for the six months of the current year were offset by the combined expenses of AccuLase and Sentinel totalling approximately $866,000.

       Cost of sales were 80% and 78% for the six months and 82% and 78% for the three months of 1995 and 1994, respectively. The decline in margin was partly attributed to KSWI which in 1995 does not have the same favorable revenues mix as it had in its 1994 results. Tri-Lite's margin also declined resulting from lower than anticipated revenues in the second quarter as a result of delays in the completion of its credit line facilities. The second quarter decrease offset gains experienced in the first quarter.

       Selling, general and administrative expenses were $9,067,000 and $5,677,000 for the six months and $3,954,000 and $2,806,000 for the three months of 1995 and 1994, respectively. As a percent of revenue, these expenses were 22% and 16% for the six months and 16% and 15% for 1995 and 1994, respectively. Tri-Lite contributed $1.8 million and $479,000 increases for the six months and three months, respectively, of which $1.3 million was NL Industries expenses, acquired March 1, 1994. The balance of the increase was principally the expenses of AccuLase ($387,000) and Sentinel ($422,000), increase in goodwill amortization ($200,000) and expenses associated to the AIM filter marketing ($150,000). Selling, general and administrative expenses was favorably impacted by a downward adjustment in a general litigation and miscellaneous reserve of

$400,000 based on current information.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

    On July 1, 1992, Definicon International Corporation (DIC) filed a Complaint in Los Angeles Superior Court (Case No. LC 016711) against a former officer of the corporation, Dr. Vincent P. Williams, alleging that Williams

                      HELIONETICS, INC. AND SUBSIDIARIES

had embezzled $270,000 from the corporation. DIC was acquired by Helionetics, Inc. in June 1990. On October 23, 1992, Williams, who had also served for a short time as an officer of Helionetics, and members of his family filed a complaint in Orange County Superior Court (Case No. 698 766) against Helionetics, Inc., DIC and others. A first amended complaint was filed on February 17, 1993, seeking unspecified monetary damages, including punitive damages, for breach of Williams' employment contract; indemnification with respect to several personal guarantees Williams made for Helionetics and/or Definicon loans; slander; conversion; and infliction of emotional distress.
This action is still in the midst of discovery and no trial date has been set. According to Helionetics' trial counsel, although attempts are underway to settle this matter with funds from Helionetics' insurance carriers, which discussions with Plaintiff are currently being held, should this matter proceed to trial there is the potential for a significant adverse judgment. The Company, however, is prepared to go to trial and believes it will prevail. No assurance, however, can be given that a successful negotiation with the Plaintiff can be obtained nor the Company will prevail should a trial be required.

    In the Orange County Superior Court (Case No. 698766), an action was recently filed for declaratory relief by Commerce and Industry Insurance Company ("Commerce"), an insurer of Helionetics and its officers, seeking a declaration that Commerce does not owe a duty to defend or indemnify Helionetics in the Williams' litigation. Commerce has been paying, and continues to pay, for defense of Helionetics in the Williams' litigation under a reservation of rights. Commerce has agreed to stay its declaratory relief action, pending resolution of the Williams litigation.

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

    With respect to the other details of the Grodin action see Item 2-Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.


    Helionetics and its subsidiaries are also the defendants in lawsuits involving trade creditors and others which may be deemed, separately or collectively, immaterial and ordinary routine litigation incidental to its business. Some of these lawsuits have proceeded to judgment. As of June 30, 1995, the Company had unpaid judgments and unresolved claims against it totaling approximately $800,000-$1,000,000. The Company believes that these amounts can be resolved for significantly less than originally claimed.

    On March 31, 1993, the Company's subsidiary, Definicon International Corporation, and its wholly owned subsidiary TrueTech, Inc. filed for relief under Chapter 7 of the Bankruptcy Code. In April 1995, the Chapter 7 Trustee in the U.S. Bankruptcy Court, Central District of California, brought several adversary proceedings against transfers. Helionetics believes the adversary proceedings have no merit.

    The Company, on July 19, 1995, filed a civil complaint in Superior Court of Los Angeles County, Case No. BC 131 749, against U.S. Surgical Corporation and others. The Complaint seeks over $2,500,000 compensatory damages and unspecified punitive damages. The Defendants removed the case to the U.S. District Court for the Central District of California under Case No. 95-5513 RAP
(RNBx). The Company expects this to be a significant and protracted litigation. The Company can give no assurance that it will prevail in this litigation although management believes it has a meritorious cause of action. The Company believes the cost of the litigation will have no material effect on subsequent earnings of the Company. In connection with this litigation, the Company will be seeking FDA approval to relocate its previously approved Phase 1 clinical trial at an East coast university to another university where there will be no conflicts of interest. The Company will be seeking regulatory FDA approval for such action in the next thirty days.

    The Company's counsel, Callahan, Blaine and Williams, as previously announced, will be filing a lawsuit against the American Stock Exchange within the next quarter for damages to the Company's shareholders as a result of their suspension in trading of the Company's common stock.

                      HELIONETICS, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.  None

B.  None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELIONETICS, INC.

DATE: August 21, 1995         /s/ E. Maxwell Malone
                              -----------------------
                              E. Maxwell Malone
                              Chief Executive Officer

DATE: August 21, 1995         /s/ Chaim Markheim
                              -----------------------
                              Chaim Markheim
                              Vice-President

DATE: August 21, 1995         /s/ Adrian Cayetano
                              -----------------------
                              Adrian Cayetano
                              Controller