Form 10-Q
period 1995-09-30
HELIONETICS INC
filed 1995-11-27
CIK 319648

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                              -------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

For the quarter ended September 30, 1995        Commission File Number 1-8355


                               HELIONETICS, INC.
            ------------------------------------------------------
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

The Company resigned from the American Stock Exchange in September 19, 1995. The Company's common stock trades on the NASDQ Bulletin Board as a non designated security under the symbol ZAPP.

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                YES   X      NO ______

    Shares of common stock outstanding as of November 20, 1995: 49,936,601

-------------------------------------------------------------------------------

                               HELIONETICS, INC.

                                     INDEX

PART I.     FINANCIAL INFORMATION                                 Page #
            ---------------------                                 ------
Item 1.     Financial Statements

            Statements of Operations                                1

            Balance Sheets                                          2-4

            Statements of Cash Flows                                5-6

            Notes to Consolidated Financial Statements              7-11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          12-14



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                      15-16


Item 2.     None


Item 3.     None


Item 4.     None


Item 5.     None


Item 6.     None

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                   (dollars in thousands except share data)

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                            1995     1994      1995      1994
                                            ----     ----      ----      ----
REVENUES                                  $22,831   $16,457   $64,410   $51,661
                                          -------   -------   -------   -------
COSTS AND EXPENSES
   Cost of sales                           18,654    13,094    52,141    40,408
   Selling, general and administrative      3,987     7,328    13,054    12,718
   Interest                                   148       110       461       251
                                          -------   -------   -------   -------
                                           22,789    20.412    65,656    53,377
                                          -------   -------   -------   -------

OTHER INCOME (EXPENSE):                       197       (69)      345       (69)
                                          -------   -------   -------   -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES            239    (4,024)     (901)   (1,785)
 Provision for income tax (Note 5)           (119)     (174)     (274)      383
                                          -------   -------   -------   -------

NET INCOME (LOSS)                         $   120   $(3,850)  $(1,175)  $(2,168)
                                          =======   =======   =======   =======

EARNING PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1):
   PRIMARY                                $    --   $ (0.14)  $ (0.03)  $ (0.09)
                                          =======   =======   =======   =======
   FULLY DILUTED                              N/A   $ (0.14)      N/A   $ (0.09)
                                          =======   =======   =======   =======


       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)
                                                    September 30  December 31
                                                        1995          1994
                                                        ----          ----
                                                     (unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   5,290    $   5,464
  Marketable Securities                                     114           --
  Accounts receivable, less allowance of $1,020
    in 1995 and $643 in 1994                             20,612       11,866
  Notes receivable from officers                             40           40
  Inventories (Note 1)                                    8,289        8,174
  Prepaid expenses and other                                951        1,714
                                                      ---------    ---------
    Total current assets                                 35,296       27,258
                                                      ---------    ---------
PROPERTY, PLANT AND EQUIPMENT
  at cost:
  Leasehold improvements                                  1,417        1,345
  Machinery and equipment                                 9,051        6,600
                                                      ---------    ---------
                                                         10,468        7,945

  Less--Accumulated depreciation and amortization        (7,050)      (4,886)
                                                      ---------    ---------
                                                          3,418        3,059
                                                      ---------    ---------
OTHER ASSETS:
  Patent costs (Note 1)                                     307          331
  Excess of cost over net assets of acquired
    companies, net (Note 1)                              14,124       11,367
  Notes receivable and other assets (Note 1)                481        1,636
                                                      ---------    ---------
                                                         14,912       13,334
                                                      ---------    ---------
                                                       $ 53,626     $ 43,651
                                                      =========    =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                                     September 30  December 31
                                                         1995          1994
                                                         ----          ----
                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Line of credit (Note 3)                               $ 3,804     $ 3,005
   Current maturities of long-term debt (Note 2)             214         254
   Current maturities of notes and loans payable
    to proponents and shareholders (Note 4)                   25          25
   Accounts payable                                       17,849      14,813
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,239         754
   Accrued payroll and payroll taxes                       1,686       1,612
   Accrued liabilities                                     2,753     $ 2,441
                                                         -------     -------
    Total current liabilities                             27,570      22,904
                                                         -------     -------
LONG-TERM DEBT, net of current maturities (Note 2)         1,734         735
                                                         -------     -------
NOTES and LOANS PAYABLE to proponents and
  shareholder (Note 4)                                     2,088       4,520
                                                         -------     -------
CONVERTIBLE NOTE PAYABLE                                     300          --
                                                         -------     -------
MINORITY INTEREST                                          4,746       4,171
                                                         -------     -------
MANDATORILY REDEEMABLE COMMON STOCK                          500         500
                                                         -------     -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value
    Authorized--2,000,000 shares; none outstanding            --          --
  Class A and B convertible preferred stock
    No stated value
    Authorized--150,000 shares of each
    Outstanding --
    51,175 shares of Class A in 1995 and 1994 and 57,629
     shares of Class B in 1995 and 1994, respectively         --          --
  Class C convertible preferred stock,
    $3.50 stated value
    Authorized--2,800,000 shares
    Outstanding--310,665 shares in 1995 and 333,053
     shares in 1994                                          694         793


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                                    September 30    December 31
                                                         1995           1994
                                                         ----           ----
                                                     (unaudited)
SHAREHOLDERS' EQUITY (cont'd)

  Class D convertible preferred stock
    $10.00 stated value
    Authorized--100,000 shares
    Outstanding--none                                        --         --
  Class E convertible preferred stock
    $10.00 stated value
    Authorized--90,000 shares
    Outstanding--none                                        --         --
  Class F convertible preferred stock
    no stated value
    Authorized--2,800,000 shares
    Outstanding--52,700 shares in 1995
     and 93,700 in 1994                                     116         206
  Class H convertible preferred stock
    1,150,000 shares to be authorized
    None outstanding                                         --          --
  Common stock
    No par value
    Authorized--50,000,000 shares
    Outstanding--35,444,375 shares in 1995
     and 26,576,572 shares in 1994                       73,312      70,292
    Common stock subscribed (Note 4)                      4,765         555
    Additional paid-in capital                            2,674       2,674
    Accumulated deficit                                 (64,873)    (63,699)
                                                       --------    --------
      Total shareholders' equity                         16,688      10,821
                                                       --------    --------
                                                       $ 53,626    $ 43,651
                                                       ========    ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                           1995        1994
                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                  $(1,175)   $ (2,168)

  Adjustment to reconcile net income to net cash cash provided by (used in) operating activities of continuing operations--

    Depreciation and amortization                           1197         862
    Minority interest                                       (434)        (30)
    Interest -- proponent                                     78          --
    Change in operating assets and liabilities            (2,410)     (3,268)
                                                         -------    --------
  Net cash provided by (used in) operations               (2,744)     (4,263)
                                                         -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                (751)       (574)
  Cash (paid) acquired in business acquisition                16        (278)
  Deferred product costs                                      --      (2,016)
  Other assets                                             1,244      (1,823)
                                                         -------    --------

  Net cash provided by (used in) investing activities      $ 509     $(4,691)
                                                         -------    --------

       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                   (dollars in thousands except share data)

                                                           Nine Months Ended
                                                             September 30
                                                           1995        1994
                                                           ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in note payable, net              $    300     $    --
  Increase (decrease) in long term debt, net                (553)     (2,370)
  Increase (decrease) in notes payable to
   proponents and shareholders, net                        2,614        (328)
  Proceeds from exercise of Series F warrants                 --          55
  Proceeds from sales of common stock, net                    --      15,463
  Payment in lieu of issuance of redeemable
   common stock                                               --      (1,000)
                                                        --------     -------
  Net cash provided by (used in) financing
   activities                                              2,061      11,820
                                                        --------     -------
  Net increase (decrease) in cash and
   equivalents                                              (174)      2,866

  Cash and equivalents at beginning of period              5,464       2,969
                                                        --------     -------
  Cash and equivalents at end of period                  $ 5,290     $ 5,835
                                                        ========     =======
  Interest paid                                          $   461     $   251
                                                        ========     =======

       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Summary of Significant Accounting Policies

     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1994. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the

Company's latest annual report on Form 10-K. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

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

Other Assets

     Patent costs are amortized on a straight-line basis over the shorter of the estimated periods to be benefitted or the term of the patent. Accumulated amortization at September 30, 1995 and December 31, 1994, amounted to approximately $145,000 and $111,000, respectively.

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

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

The weighted average shares used in calculating earnings per share are summarized as follows:


                                             (amounts in thousands)

                                      Three Months              Nine Months
                                      ------------              -----------
                                    1995        1994          1995       1994
                                    ----        ----          ----       ----
   Primary                         40,842      26,124        34,746     24,742
   Fully diluted                       --      26,605            --     25,351

Reclassifications and Restatements

     Certain account reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

(2)  Long-Term Debt and Credit Facilities

     Notes and long-term debt at September 30, 1995 and December 31, 1994 were as follows (in thousands):
                                                                   1995    1994
                                                                   ----    ----
     Convertible unsecured note payable bearing interest at 6%, with interest payable quarterly beginning March 31, 1994
       and principal and remaining accrued interest due on
       December 31, 1996.                                         $  400  $ 400

     Priority tax payable quarterly with interest ranging from
       10% to 14% per annum                                           53     53

     Laser Photonics, Inc:
       Secured loans, with interest, payable quarterly at 9% and
       principal due October 1999 with option (on $165,000) for
       early payout at 50% discount                                  448     --

       Priority tax payable monthly with interest ranging
         from 9% to 18% per annum                                    432     --
       Others                                                        138     --
                                                                  ------  -----
       Sub-Total - Laser Photonics                                 1,018     --

     Others                                                          477    453
                                                                  ------  -----
                                                                   1,948    989
     Less:  Current maturities                                      (214)  (254)
                                                                  ------  -----
                                                                  $1,734  $ 735
                                                                  ======  =====

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(3)  Line of Credit

     Tri-Lite, Inc. has a line of credit agreement with Star Bank of Cleveland, Ohio which provides for borrowings of up to $5 million based on eligible accounts receivable. The outstanding borrowings under this agreement bear interest at 2% over the bank's prime rate and are collateralized by substantially all of the assets of Tri-Lite, Inc. The Company is a co-guarantor for this new line of credit and assuming Tri-Lite issues its own stock for amount owing to Helionetics, Helionetics will own approximately 64% of Tri-Lite.

     The Company has notified Tri-Lite's management that it has revoked its guarantee on the line of credit and has revoked its proxy to elect the current members of the Tri-Lite's Board of Directors who were NOT duly elected pursuant to the annual meeting of Tri-Lite's shareholders.

(4)  Notes and Loans Payable to Proponents and Shareholders

     At September 30, 1995 and December 31, 1994, the Company had notes and loans payable to proponents and shareholders totaling $2,113,000 and $4,545,000, respectively. The notes and loans bear interest at 10 percent per annum. The notes and loans represent advances between the Company and the proponents and are secured by the appropriate UCC-1 filings.

     As of September 30, 1995, notes and loans of approximately $5,517,465 payable to Ms. Barnes will be extinguished through the issuance of common stock of approximately 16,946,006 shares. The value of the common stock (for debt totalling $4,110,518) which was based on 60% of the market value of the stock at $0.53 per share and $0.35 per share (for debt totalling $1,406,947) representing the market value of the stock at the date of the agreed exchange is currently shown under common stock ($2,466,629) and common stock subscribed ($3,050,836). After the consummation of the exchange above, the Company will be owing Ms. Barnes approximately $2,088,000. Ms. Barnes has agreed and continues to loan funds to the Company.

(5)  Income Taxes

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


     At September 30, 1995, the Company believes it has significant net operating loss carryforwards for federal and state income tax purposes. Such amounts would be available to reduce future federal and state income tax liabilities as appropriate and, to the extent not used, would expire through 2009. As a result of various stock transactions during the past two years, certain of these net operating loss carryforwards are subject to annual limitations of approximately $1,400,000 to be used in future periods. The provision at September 1995 reflects the estimated state income tax for KSWI.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(6)  Acquisitions

     The U.S. Bankruptcy Court, on May 12, 1995, and effective May 22, 1995, confirmed the plan of reorganization of Laser Photonics, Inc. ("LPI"), a Florida company, in which the Company received 75% of the common stock of LPI in exchange for capital infusion of $1 million borrowed from Ms. Susan Barnes, the Company's principal shareholder and wife of Bernard B. Katz, Chairman of the Board, and the transfer to LPI of all of the common stock of AccuLase, Inc. owned by the Company. The value of the Company's investment in Acculase at May 22, 1995 totalled $879,023. LPI is a publicly-traded company with the symbol LAZR, and will continue to trade separately. LPI is a FDA GMP (Good Manufacturing Practices) manufacturer of medical and scientific laser devices. The Company's primary reason for the acquisition is to enable AccuLase access to the manufacturing expertise of its excimer laser. AccuLase's excimer laser has various medical applications including TMR. The excess of approximately $1.5 million of cost over LPI's net assets has been capitalized as goodwill after application by LPI of Statement of Position 90-7, "fresh start accounting", "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

     The unaudited pro-forma effects of LPI's results of operations on the consolidated results of operations as though the acquisitions had occurred January 1, 1994, are as follows (in thousands except share data):

                                    1995             1994
                                    ----             ----
  Revenues                       $65,652          $55,784
  Net income (loss)                3,766(1)        (2,488)
  Income (loss) per share           0.11            (0.10)
  Weighted average shares     34,746,000       24,742,000


  (1)  Include gain from reorganization of $5,645,000.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(7)  Subsequent Events

     In August and November 1995, the Company announced its decision to distribute as dividend to its shareholders its approximately 80% interest in KSWI, subject to filing of a Form 10 with the Securities and Exchange Commission, among others. Following is a proforma balance sheet and results of operations, on a stand-alone basis after giving effect the "push-down" accounting, of KSWI as of September 30, 1995 (in thousands):

       Sales                                             $35,393
       Income before tax and goodwill amortization         1,493
       Goodwill amortization                                 122
       Provision for income tax                              620
       Net income                                        $   751

       Current assets                                    $18,946
       Property and equipment                                757
       Cost in excess of net assets of
          business acquired                                4,740
       Other assets                                           35
       Due from Parent                                     1,166
       Total assets                                      $25,644

       Current liabilities                               $13,504
       Shareholders' equity                              $12,140


     Tabulated below is the "Pro-forma" consolidated results of operations for the period ended September 30, 1995 and 1994, reflecting the spin-off of KSWI (in thousands):
                                                Nine Months     Three Months
                                                -----------     ------------
                                               1995     1994     1995     1994
                                               ----     ----     ----     ----

     Sales                                   $29,017  $21,650  $10,141   $7,404
                                             =======  =======  =======  =======

     Income (Loss) from Continuing Operation  (2,162)  (3,171)    (449)  (4,316)
     Income from Discontinued Operation          987    1,003      569      466
                                             -------  -------  -------  -------
     Net Income (Loss)                       $(1,175) $(2,168) $   120  $(3,850)
                                             =======  =======  =======  =======

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     Working capital increased by $3,372,000 for the quarter ended September 30, 1995 after a decrease in March 31, 1995 of $682,000 from December 31, 1994. Working capital stand at $7,726,000 at September 30, 1995 compared with $4,354,000 at December 31, 1994. For the nine months ended September 30, 1995, cash and equivalents decreased by $174,000 whereas receivables and inventories increased by a combined total of $8,861,000. Trade payables and accrued liabilities, including billings in excess of costs and estimated earnings in uncompleted contracts, combined, increased by $3,907,000. Capital expenditures are minimal and totalled $480,000 for the nine months period. No major capital expenditures is anticipated for the balance of 1995.

     Approximately $5,133,000 of the total consolidated cash of $5,290,000 is from KSWI and Tri-lite. Both subsidiaries either has loan covenants and bonding requirements that restrict transfers of their cash to the parent company and its other subsidiaries.

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

     In May 1995 the Company acquired, from a Chapter 11 proceeding, 75% of Laser Photonics, Inc., ("LPI") a Florida based company. LPI is a manufacturer of various laser products. As part of the acquisition, the Company contributed its approximately 76% ownership of AccuLase, Inc. ("AccuLase") and cash totalling approximately $1 million. LPI was acquired to be the manufacturer of the AccuLase excimer laser applications. The cash portion of the acquisition, totalling $1.5 million, was obtained from a loan from Ms. Susan Barnes, the Company's principal shareholder. Funding of the combined AccuLase and LPI operations will be provided by the Company either from sales of assets or equity and from loans from Ms. Barnes. None was provided in the third quarter of 1995. Moreover, LPI, being a public company of its own, has the ability to acquire necessary funding from the equity market. The timing and the amount of the funds, however, will have a negative effect on the ability of LPI to fill its customer backlog and fund its operations if not provided timely.


     The remaining operations of the Company, primarily, Sentinel and the DECC Division will rely on loans to be provided by Ms. Susan Barnes and from the internal cash generation by the DECC Division. The sale of the Company's Tri-Lite holdings continue to be a possibility if a favorable price can be obtained.

     As approved by the Board of Directors of the Company, loans totalling $4,110,518, and subsequently an additional $1,406,947, of Ms. Barnes were exchanged, effective April 21, 1995 and October, 1995, for shares of the Company's common stock at the discount rate of 60% of $0.53 per share, the fair market value, as of that date, of the Company's common stock (for the $4,110,518 loan) and $0.35 per share (for the additional loan of $1,406,947), the market price at the date of the exchange. The discount (40%) is in recognition of the restriction in transferability of the stock and 20% lower than previous similar exchanges. The amount of the exchange is shown under common stock and common stock subscribed in the September 1995 financial statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

     The Company, in August 1995 and November 1995, announced its decision to distribute as dividend to its shareholders its approximately 80% holding in KSWI, subject to the filing of a Form 10 with the Securities and Exchange Commission, among others. The Company is anticipating to complete the distribution by year end and the formation of a new publicly-owned company. KSWI's net worth is approximately $12 million and might be worth substantially more than the current total market capitalization of the Company.

     As part of the Company's cost containment program, the Company moved its Corporate facility including the DECC Division operations to an approximately 19,000 square feet building in the City of Van Nuys, California. The lease commenced September 1, 1995 and will terminate August 1, 2005 for an annual lease payment of $216,000, commensurate with existing facilities in the same area. The previous lease calls for annual payment currently of approximately $526,300. The current building is owned by Susan Barnes/KB Equities, the Company's principal shareholder.

     The class-action lawsuit against the Company was settled effective in June 1995, subject to court approval and the availability of funds to pay the legal fees of both the Company's and plaintiff's counsel. The availability of funds required by the settlement agreement is subject to the pledging and disposing of certain assets held by Ms. Barnes to guarantee such payments. Ms Barnes neither received nor requested any consideration from the Company for the pledging and placing at risk of her personal assets including her home. The agreement calls for the issuance of 2,000,000 shares and 2,000,000 common stock purchase warrants at 1-5/8 for two years, 1,000,000 of which is exercisable if the Company's common stock resume trading at the American Stock Exchange ("AMEX"). In view of the fact that the Company has limited cash to pay both counsel of approximately $500,000, the plaintiff counsel decided to continue the litigation inspite of the settlement reached. The Company has filed a general denial of all allegations and may file for summary judgement. No assurance can be given that the Company's motion, if filed for summary judgement, will be granted or that plaintiff may ultimately prevail in their action against the Company. Discovery is on-going.

     Results of Operations

     The Company reported income from operations of $120,000 in the quarter September 1995 compared with an income of $186,000 in the quarter ended June 1995 and loss from operations of $1,481,000 in March 1995. The results reflect the Company's improved results of operations and the results of the restructuring that began in the fourth quarter of 1994. Revenues for the nine months ended September 30, 1995 and 1994 were $64,410,000 and $51,661,000 respectively, or a growth of 24% ($12.7 million) compared to the same period last year. Revenues for the three months September 1995 and 1994 were $22,831,000 and $16,457,000 respectively, a 39% increase ($6.4 million) from 1994. The increase for the nine months and three months ended September 30, 1995 as compared with the comparable periods in 1994 were accounted as follows:
Tri-Lite contributed $7.0 million and $1.4 million respectively; KSWI reported an increase of $5.4 million and $3.6 million, respectively. These increases were offset by a decrease in the revenues of the power conversion products group. Revenues for the nine months of 1995 included $826,000 from LPI, acquired effective May 22, 1995. The increase in revenue of KSWI in 1995 reflects its transition from the temporary decline in revenues in the first quarter of 1995 and the effect of its work from its increased backlog.

     Tri-Lite reported a loss of approximately $807,000 for the third quarter of 1995 and Tri-Lite's management stated that the loss is reflective of the loss in volume in NL Corporation and losses from the Trio Lighting business unit. Tri-Lite disclosed that the loss in volume stems from the delay in the replacement of Tri-Lite's line of credit which did not consummate until July 1995.

     Income contribution by KSWI for the nine months of the current year were offset by the combined expenses of AccuLase and Sentinel totalling approximately $1,375,000.

     Cost of sales were 81% and 78% for the nine months and 82% and 80% for the three months of

                      HELIONETICS, INC. AND SUBSIDIARIES

1995 and 1994, respectively. The decline in margin was partly attributed to KSWI which in 1995 does not have the same favorable revenues mix as it had in its 1994 results, otherwise the margin percentages generally remain similar in both periods.

     Selling, general and administrative expenses were $13,054,000 and $12,718,000 for the nine months and $3,987,000 and $7,328,000 for the three months of 1995 and 1994, respectively. As a percent of revenue, these expenses were 20% and 25% for the nine months and 17% and 44% for 1995 and 1994, respectively. Tri-Lite contributed $1.3 million and ($513,000) increases and (decreases) for the nine months and three months, respectively. The balance of the increase was principally the expenses of AccuLase ($525,000) and Sentinel ($586,000). Selling, general and administrative expenses for the nine months of 1995 was favorably impacted by a downward adjustment in a general litigation and miscellaneous reserve of approximately $600,000 based on current information. Expenses in 1994 included, among others, a one-time charge of approximately $600,000 for issuance of minority interest in KSWI.

                      HELIONETICS, INC. AND SUBSIDIARIES


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 1, 1992, Definicon International Corporation (DIC) filed a Complaint in Los Angeles Superior Court (Case No. LC 016711) against a former officer of the corporation, Dr. Vincent P. Williams, alleging that Williams had embezzled $270,000 from the corporation. DIC was acquired by Helionetics, Inc. in June 1990. On October 23, 1992, Williams, who had also served for a short time as an officer of Helionetics, and members of his family filed a complaint in Orange County Superior Court (Case No. 698 766) against Helionetics, Inc., DIC and others. A first amended complaint was filed on February 17, 1993, seeking unspecified monetary damages, including punitive damages, for breach of Williams' employment contract; indemnification with respect to several personal guarantees Williams made for Helionetics and/or Definicon loans; slander; conversion; and infliction of emotional distress. This litigation has been satisfactorily resolved in October 1995 with no material effect in the accompanying financial statements.

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

     With respect to the other details of the Grodin action see Item 2 - Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

     Helionetics and its subsidiaries are also the defendants in lawsuits involving trade creditors and others which may be deemed, separately or collectively, immaterial and ordinary routine litigation incidental to its business. Some of these lawsuits have proceeded to judgment. As of September 30, 1995, the Company had unpaid judgments and unresolved claims against it totaling approximately $800,000-$1,000,000. The Company believes that these amounts can be resolved for significantly less than originally claimed.

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

     The Company's counsel, Callahan, Blaine and Williams, as previously announced, will be filing a lawsuit against the American Stock Exchange for damages to the Company's shareholders as a result of their suspension in trading of the Company's common stock.

                      HELIONETICS, INC. AND SUBSIDIARIES


     In October 1995, Tri-Lite, Inc. filed a complaint in the U.S. District Court for the Northern District of Ohio against the Company for $2,000,000 in compensatory damages and $2,000,000 in punitive damages for the alleged repudiation and revocation of the Company's guaranty of Tri-Lite's credit facility with its senior lender along with other cause of actions.

     The Company disputes all of Tri-Lite's claims and is preparing a countersuit against Tri-lite, Lawrence Terkel, Tri-Lite's President, its Board of Directors, and Tri-Lite's bank, seeking to recover the intercompany sums it claims are due, seeking to rescind the proxy delivered to Tri-Lite management, and seeking damages for corporate mismanagement, corporate waste, and likely other claims.

     The Company is contemplating filing a separate cause of action alleging conspiracy against the Company's shareholders in order to gain control of Tri-Lite that benefits the alleged conspirators and violates the fiduciary duties to both the Company and Tri-Lite which is majority (65%) owned by the Company. The alleged conspirators that will be named, but not limited to, are Lawrence Terkel, Tri-Lite's President, Maurice Terkel (Lawrence father), certain legal counsel and all members of the Board of Directors who will be held personally accountable for such action. The Company will be seeking substantial compensatory and punitive damages against the alleged conspirators. No

Assurance can be given that the Company will prevail on this litigation.

                      HELIONETICS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

A. None

B. None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HELIONETICS, INC.



DATE:      November 22, 1995     /s/ E. Maxwell Malone
      --------------------------------------------------
                                 E. Maxwell Malone
                                 Chief Executive Officer


DATE:      November 22, 1995     /s/ Chaim Markheim
      --------------------------------------------------
                                 Chaim Markheim
                                 Vice-President


DATE:      November 22, 1995     /s/ Adrian Cayetano
      --------------------------------------------------
                                 Adrian Cayetano
                                 Controller