Form 10-K
period 1995-12-31
HELIONETICS INC
filed 1996-08-14
CIK 319648

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------

                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                    ---------

For the fiscal year ended December 31, 1995      Commission File Number 1-8355



                                HELIONETICS, INC.
             (Exact name of registrant as specified in its charter)

      California                                               95-2629097
(State of Incorporation                                   (IRS Employer ID No.)
    or organization)

               6849 Hayvenhurst Avenue, Van Nuys, California 91406
                     (Address of principal executive office)

                                  (818)778-0000
                         (Registrant's telephone number)



           Securities registered pursuant to Section 12(b) of the Act.


     Title of each class                                Name of each exchange
Common stock no par value                                 on which registered
- -------------------------                                 -------------------
                                                           OTC Bulletin Board


        Securities registered pursuant to Section 12(g) of the Act: None


The aggregate market value of the voting stock held by non-affiliates of the registrant was $17,500,000 as of April 15, 1996.


       Shares of common stock outstanding as of April 15, 1996: 4,992,059

                                     PART 1

Item 1.           BUSINESS

         INTRODUCTION

         Helionetics, Inc. ("Helionetics") is a high technology company engaged in five distinct business areas, as follows:

         A. Health care equipment and system development (Excimer Lasers for treatment of heart disease) - Acculase, Inc.;

         B. Design and manufacture of Lasers for individual, scientific and educational use - Laser Photonics, Inc.;

         C. Power conditioning products group, energy management, and AIM Filters - DECC Division and AIM Filters;

         D.  Consumer lighting products - Tri-Lite, Inc.;

         E.  Fault tolerant computers - Sentinel Systems, Inc.

         Financial information about industry segments of the Company's business is shown in Note 17 of the Consolidated Financial Statements.

         Helionetics, DECC, Acculase, Inc., Laser Photonics, Inc., Sentinel Systems, Inc. are collectively referred to as the Company



A.       HEALTH CARE EQUIPMENT AND SYSTEMS DEVELOPMENT

         1. ACCULASE, INC.

         In 1995, Helionetics contributed its 76.14% ownership of AccuLase, Inc. (Acculase) to Laser Photonics, Inc. (LPI) a company that emerged from Chapter 11 reorganization on May 22, 1995 in a transaction resulting in the Company's ownership of 75% of the outstanding common stock of LPI, which in turn now owns 76.14% of Acculase.

         AccuLase, a California corporation since its founding in 1985, has focused primarily on the development of excimer laser systems for the treatment of cardiovascular and peripheral vasculature disease. The systems are comprised of a patented excimer laser, proprietary fiber optics, surgical positioning devices and other peripheral devices used to complement specific surgical procedures.

         According to the American Heart Association, over six million people in the United States are afflicted with coronary atherosclerosis, causing approximately 500,000 deaths per year. Atherosclerosis is a complex, progressive disease in which plaque is deposited on the wall of arterial blood vessels throughout the body. These deposits reduce or block the flow of blood leading to a condition called myocardial ischemia (lack of oxygen to the myocardial muscle). The endpoints of this heart disease include heart attacks, strokes, and heart failure.

         AccuLase has developed interventional medical systems that address two different cardiovascular treatment needs. The first is laser angioplasty for the treatment of atherosclerotic plaque in the coronary vasculature. Acculase has received an Investigational Device Exemption (IDE) for an intraoperative use of the laser angioplasty system. The second treatment method is Transmyocardial Revascularization (TMR) for the treatment of acute ischemia. TMR is a new treatment methodology that, rather than opening narrowed arteries directly as in angioplasty treatment, creates new channels directly in the heart muscle to supply blood directly from the ventricle of the heart. Both treatments involve the resupply of blood to the heart; the first by removing blockages in coronary arterial supply, the second by essentially bypassing the coronary artery supply. The two treatments are not mutually exclusive; they may be used in concert and as an adjunct to other current therapies.

         All new medical devices require approval from the U.S. Food and Drug Administration (FDA) prior to domestic commercialization. The AccuLase Interoperative angioplasty system has been approved for human testing toward this end, and an application to begin human testing with the TMR system was submitted to the FDA in July 1996. AccuLase cannot predict when or if the FDA will approve its devices for sale in the U.S.

         AccuLase believes that there is a large market for its cardiovascular treatment products. The largest potential market is for TMR. According to a Bear Stearns report dated January 27, 1995, the potential market for TMR could exceed $2 billion. This target market size is comprised of estimates for three different classes of patients who may derive a benefit from the TMR procedure namely: inoperable patients ($360 million); patients requiring a second bypass operation ($270 million); and patients who may benefit from TMR when used in conjunction with bypass surgery ($1.5 billion). The Bear Stearns report did not estimate the size or potential of the use of TMR as an adjunct to percutaneous transluminal coronary angioplasty (PTCA), which comprises an additional $1 billion per year according to a 1992 report by Hambrecht and Quist. In its report, Bear Stearns did not evaluate this market potential since it did not evaluate market potential for fiber optic TMR, which AccuLase has the technology to perform. In summary, Acculase products are being developed with the goal of participating in an estimated $3 billion annual medical marketplace.


         (i)      PRODUCTS

         The potential market for AccuLase TMR systems is much larger than for laser angioplasty alone, and AccuLase has elected to focus its resources and efforts toward entrance into this TMR market. As a result, the laser angioplasty development will be kept in stasis while the TMR program develops.

         AccuLase has completed numerous animal studies on its TMR system, culminating in a pre clinical protocol at the New York Hospital Cornell Medical Center in response to an FDA meeting in 1995. This study will serve as the clinical basis for the submission of an IDE for Phase I human clinical testing of the TMR system. The IDE was submitted to the FDA in July 1996. The approval of this IDE will allow commencement of Phase I clinical studies. Two sites have been identified for the Phase I studies: The New York Hospital Cornell Medical Center, and the Hospital of the Good Samaritan in Los Angeles. A joint clinical protocol is under development at these institutions. The Cornell surgical team will be led by Dr. Todd Rosengart, MD; and the Good Samaritan team will be led by Dr. Gregory Louis Kay, MD.

         The IDE submission is for a TMR application using an open heart procedure to provide revascularization for patients who are not candidates for bypass grafts or balloon angioplasty. Patients will not be placed on heart-lung support systems, although it is standard practice to have these systems on standby during any open heart procedure. There are an estimated 120,000 patients per year worldwide who fall into this treatment category. Assuming the successful completion of the Phase I studies, the Company will petition the FDA to expand the procedure to include adjunctive use in by-pass graft procedures in a multi- center study. Approval of this petition would increase fourfold the potential patient population.

         The cost of the clinical studies is expected to be largely offset by government and insurance reimbursement for the procedure. However, the exact reimbursement schedule for TMR has not been published by the federal Health Care Finance Administration (HCFA). HCFA financing for general laser procedures during surgery has been established, and reimbursement has been provided for competitive TMR systems undergoing clinical trials. Clarification of the HCFA schedule is expected in late 1996. At this point, financing for the clinical trials is not expected by management to be an obstacle in achieving domestic distribution approval, although the exact source of funds for this purpose has not yet been identified.

         Acculase may elect to distribute its TMR systems overseas while domestic clinical trials are underway. International placements could be targeted in clinical settings which could complement the data generated from the U.S. trials. Revenues obtained from these placements could be used to support the domestic and international clinical studies.

         Acculase awarded in July 1996 a research grant to The Heart Institute at the Hospital of the Good Samaritan to conduct a study of reperfusion effects in an ischemic animal model of the Acculase TMR system. The goal of TMR is to reperfuse ischemic (oxygen starved) tissue with fresh blood. There is no accepted model or scientific understanding on the mechanisms of TMR reperfusion. From an evaluation standpoint, it is not known what the "predictors" are that would indicate the efficiency and appropriateness of a laser for conducting TMR. Acculase believes that the two precursor events to reperfusion are patent channels and neovascularization. Both of these have been shown to occur with the Acculase excimer laser TMR procedure, and the purpose of this grant is to determine if these precursor events (patency and neovascularization) are the defining histological events leading to reperfusion. The research will be under the direction of Peter Whittaker, PhD, the director of the Institues Laser Laboratory. Dr. Whittaker will use Positron Emission Tomography (PET) scanning technology to measure the reperfusion and conduct histological examination of the patency and neovascularization in relation to the measured reperfusion. The results of this research may help set new standards for evaluating the appropriateness of different laser technologies for TMR.

         In July 1996, Acculase entered into a joint research protocol with the Cornell Medical Center to investigate the synergistic angiogenic effects of excimer laser TMR and gene therapy. This procedure involves the use of adnoviral-mediated vascular endothelial growth factor (a DNA segment attached to a non-reproducing virus) to promote patency of the TMR channels by stimulating the body to create a channel lining similar to the walls of healthy vascular structures. This investigation may have significant implications for the eventual use of the Acculase TMR system. Whereas gene therapy alone has shown an ability to promote angiogenesis in ischemic tissue, it does not provide the tissue with a new source of collateral or intraventricular blood. And, whereas excimer laser TMR channels promote both angiogenesis and a new source of blood, the long term effects have not been established. With the combined therapies, the establishment of long-term channel patency is enhanced by the endothelialization of the channel walls, and the synergistic neovascularization of the two therapies will enhance the ultimate deliver of the fresh intraventricular blood from the channels to the starving or hibernating myocardial tissue.


         (ii)     DESIGN/MANUFACTURING

         The AccuLase excimer laser, fiber optics, and surgical positioning devices are manufactured at its San Diego, California facility. Acculase subcontracts sterilization services.

         (iii)    COMPETITION

         There are numerous competitors, many with substantially larger resources available in both the angioplasty and TMR markets. In AccuLase's TMR market, the major competitors are using TMR systems based on "Thermal Lasers". In pre clinical studies conducted by independent researchers, the AccuLase "Short-Pulse Excimer" system has shown less thermal damage and greater channel patency (openness) than competitive systems.

         In one study, channel patency was shown to protect the heart against coronary artery occlusion, while non-patent channels did not protect the heart. In another study the AccuLase system provided patent channels in 100% of the identified channels. AccuLase management believes channel patency is the best predictor of successful TMR, and accordingly, believes its system may enjoy a technological advantage.

         Competitive lasers may be classified into: CO2 lasers which cannot use fiberoptic delivery; holmium lasers which are fiber optic based but are thermal in nature; and long pulse excimers which are inherently less efficient (more thermal) in tissue ablation. AccuLase enjoys a significant cost and delivery advantage over the CO2 laser, and the large (over 1 ton) CO2 laser cannot fit into most operating rooms (OR's); whereas the mobile AccuLase system occupies only 6 square feet of the OR. AccuLase believes it competes favorably with any competitive system based on channel patency, or system price, size, or flexibility of procedure (open heart, trocar, or intracardiac catheter).


         (iv)     PATENTS/LICENSES

         AccuLase is the owner of four U.S. patents. The first, which was issued in January 1990, provides patent protection until 2007 and covers AccuLase's base excimer laser design. The second, which was issued in May 1990, provides patent protection until 2007 and covers a liquid filled flexible laser light guide. The third patent, issued in May 1991, provides patent protection until 2008 and covers a means of measuring optical fiber power output. The fourth patent, issued in September 1991, provides patent protection until 2008 and relates to the optical fiber coupling apparatus used in the AccuLase laser. AccuLase also has one U.S. patent application pending relating to a proprietary laser catheter design. Cornell University has an option to file a joint patent with AccuLase on a delivery device used in gene therapy for cardiac revascularization. If the University elects not to exercise its option, AccuLase will file jointly with the Cornell investigators.

         AccuLase also received a patent for its base excimer laser design in Australia in November 1991, in Canada in December 1992, and in Israel in February 1993. The Australian, Canadian, and Israeli patents provide protection until August 2004, December 2009, and August 2008 respectively. Patent applications are pending in these countries and in Japan for a fiberoptic laser catheter design.

         (v)      NEW PRODUCTS

         New product development is directed to expanding the capabilities and opportunities for the AccuLase TMR systems. Two peripheral devices for the open heart TMR procedure have been developed. The first device positions and advances a 600 micron fiber optic to advance linearly with laser pulsing to maximize patency. The second device uses a synchronous rotary/linear advancement to create a 1.0 mm channel with a 0.6 mm fiber optic. Data on both devices is expected to be available for FDA consideration on the open-heart IDE.

         Because of the substantial capital requirements to develop and commercially exploit these technologies, AccuLase is seeking strategic technology partnerships for the development of trocar peripherals and intracardiac catheters for TMR procedures involving minimally invasive surgery and the cardiac catheterization laboratory. These procedures do not require the extensive hospitalization required by open heart surgery. Such partnerships may involve joint ventures or joint development efforts. No such partnerships have been identified at this date. AccuLase may elect to directly subcontract the development and manufacture of these surgical peripherals.

         AccuLase is also examining new biotechnology advances that may enhance the benefits provided by its TMR system. New advances in gene therapy have resulted in a number of vascular growth factors and endothelialization precursors that could assist in long term patency and neovascularization. It is believed that the unique "cold" (deep ultraviolet radiant energy coupled with short-pulse technology) laser energy of the AccuLase system could act synergistically with these gene therapy treatments.

         Bench testing of a new generation of Acculase excimer lasers has commenced and these new lasers are scheduled for market introduction and pre-clinical testing in 1996. The new Al 5000 laser will have greater energy availability than the current Al 1000M. Greater energy levels will allow the exploration of larger fiber optics for TMR, and decrease servicing costs. The new lasers will also be about 50% more compact than the current lasers, and will be about 1/10 the size of the current competitive CO2 laser. The increased performance of the new system will be accompanied with greater ease of manufacture, which may permit more rapid manufacturing expansion to meet increase in market demand. The reduced costs of the new lasers will enhance the already competitive advantages management believes the company will enjoy in price and size.

         (vi)     EMPLOYEES

         Acculase has two full time employees, and currently uses consultants and temporary employees to augment its operational needs. Significant resources are available on an as-needed basis from Laser Photonics, Inc., to augment Acculase's staff.

B.       DESIGN AND MANUFACTURE OF LASERS FOR INDIVIDUAL, SCIENTIFIC AND
         EDUCATIONAL USE


         1. LASER PHOTONICS

         Laser Photonics, Inc. (LPI), Orlando, Florida, the Company's 75% owned subsidiary, manufactures lasers for medical and scientific applications. LPI has experience in a wide variety of lasers including gas, solid-state and dye lasers. LPI's experience in manufacturing surgical lasers over the past 12 years provides Helionetics an FDA qualified medical device manufacturing company to provide manufacturing capability to the development programs of LPI's 76.14% subsidiary, Acculase, Inc. LPI trades its common stock at OTC Bulletin Board with the symbol LSPT.

         LPI currently manufactures solid-state lasers for dermatology and general surgery applications in the medical market. LPI is currently negotiating a contract for distribution of its ruby lasers for dermatology that, once complete, could produce signficant revenues over the next five years.

         In the scientific market, LPI manufactures lead-salt diode lasers, gas lasers and solid-state lasers. The company currently has a backlog in excess of $1.4 million. LPI's Analytic division in Andover, MA currently has a backlog of approximately $900,000 including a recent order from a major defense contractor in excess of $200,000. This division received in July 1996 an initial order of approximately $600,000 from a foreign manufacturing group.

         LPI filed a Petition for Reorganization under chapter 11 of the Federal Bankruptcy Act on May 13, 1994. (Case No. 94-02608-611 - Federal Bankruptcy Court - Middle District, Florida) (the "Reorganization"). An order was issued on May 12, 1995 (the "Effective Date"), confirming LPI's Third Amended Plan of Reorganization (the "Plan") pursuant to this proceeding.

         During the pendency of the Reorganization, Helionetics acquired all rights to the secured claims of Sun Bank, one of the Principal creditors, whose claims were secured by virtually all property of the Estate, and originally totalled approximately $237,250. (After paydown pursuant to cash collateral and adequate protection orders, these claims totaled approximately $146,000 plus legal fees).

         Helionetics then became a proponent of LPI's Plan of Reorganization, and loaned a total of $300,000 to the Debtor during the pendency of the Reorganization proceedings for working capital purposes.

         On or prior to the Effective Date, Helionetics contributed to LPI the sum of $1 million dollars in cash, which funds were utilized as the source for all immediate cash payments under the Plan.

         In addition, on the Effective Date, Helionetics transferred to LPI, ownership of approximately 76% of the outstanding common stock of Acculase, Inc., and Helionetics further committed to fund the cost of research and development of Acculase's excimer laser technology for a minimum of two years.

         As a "Proponent" of the Plan, Helionetics in exchange for the infusion of cash and transfer of its 76.14% ownership interest in Acculase, received 3,750,000 shares of LPI's "New Common Stock" issued pursuant to the reorganization, which represented 75% of LPI's total outstanding "New Common Stock" as of the Effective Date.

         LPI's Plan of Reorganization embodied the payment of claims and the issuance of debt and equity securities to secured and unsecured creditors.

         On the Effective Date, pursuant to the provision of the Plan, the Board of Directors and principal Executive Officers of LPI were reconstituted as follows:


         Chairman, Chief Executive
         Officer and Director               Bernard B. Katz

         Director                           E. Maxwell Malone


         Director and
         Chief Financial Officer            Chaim Markheim

         Director, President and
         Chief Operating Officer            Steven Qualls

         (I)      MEDICAL APPLICATIONS AND PRODUCTS

         1. OVERVIEW. Lasers have been used by physicians for many years as surgical tools for specific applications such as gynecology, gastroenterology and opthalmology because of their precision and ability to coagulate or vaporize tissue. Recently, applications have been developed in connection with less invasive, less traumatic surgical procedures, such as endoscopy and laparoscopy, which have expanded the use of fiber optically coupled laser systems in medicine. The use of minimally invasive endescopic and laparoscopic procedures have begun to replace certain conventional open surgical procedures. The new less invasive procedures deliver laser energy through a small optical fiber to cut, coagulate, or vaporize tissue and usually results in reduced hospital stays by reducing attendant blood loss and trauma associated with conventional open surgery.

         The development of new laser wavelengths and fiber delivery systems allows physicians to develop new minimally invasive techniques to treat conditions that previously required open surgery. Urologists are using lasers to treat prostate disease, (BPH) and to fragment kidney and biliary stones with no damage to the surrounding soft tissue and dermatologists are using lasers to treat benign vascular and pigmented lesions of the skins such as spider veins and port wine stains, moles and tatoos.

         LPI had used its base of solid-state technology to develop a number of new products for use in these emerging applications. LPI has developed and is commercially marketing a solid state surgical Nd:YAG laser system and accessories for which FDA clearances have been received. LPI has also developed an alexandrite laser lithotriptor for which it received FDA clearance (April
1993) to commercially market.

         2. MEDICAL LASER PRODUCTS. Set forth below is a brief summary of LPI's current medical laser systems:

                  (1) Ruby Laser Systems. The use of solid-state laser systems has also expanded into new application areas such as mermatology for the treatment of benign pigmented lesions of the skin such as moles, age spots and tatoos. This new application represents an extension of LPI's scientific ruby laser technology, one of the earliest laser systems developed for commercial use. Laser energy created by the ruby laser is highly absorbed by pigmented lesions but poorly absorbed by normal skin. Using the laser system, therefore, allows the physician to treat effectively the skin lesion without anesthesia and without causing normal pigmented changes or scarring. LPI began manufacturing and shipping these systems in August 1991 on a private label basis for a customer who received FDA clearance to market the laser for tatoo removal. Shipments continued through early 1993 when the OEM Manufacturing/Distribution Agreement with the customer officially terminated. LPI is currently negotiating with a new OEM customer estimated to be worth $1.5 million per year.

                  (2) Nd:YAG Laser Systems. During the 1980's, the CO2 gas laser began to be replaced as the "workhorse" of the industry by the Nd:YAG Laser System. Major complaint with CO2 were cumbersome delivery mechanism (an articulating arm) and its inability to coagulate tissue or to delivery energy through a fluid medium. The ND:YAG energy could be delivered through a small flexible optical fiber, could be effectively used in a fluid medium, and was effective in cutting, coagulating and vaporizing tissue. As new accessories (contact fibers) and new procedures (endoscopy) are developed, the use of the Nd:YAG system as a surgical tool continues to expand.

                  In 1990, LPI received FDA clearances to market commercially 100, 60, and 45 watt ND:YAG systems and accessories for use in general surgery. These systems are used in traditional applications such as gynecology as well as new endoscopic and laparoscopic procedures such as laser laparoscopic cholecystectomy (gallbladder removal). New endoscopic and laparoscopic precedures have generated significant interest among general surgeons in the use of laser for surgery.

                  (3) Alexandrite Laser System. Laser induced shockwave lithotripsy ("LISL"), or the use of laser energy to break up kidney and billiary stones, also represents a new application of medical lasers. LPI believes that LISL offers a reliable cost effective adjunct or alternative to surgery or extracorporeal shockwave lithotripsy ("ESWL") for the treatment of kidney and biliary stones. ESWL uses externally generated shock waves that noninvasively pass through the skin and fragmentthe stone, allowing it to be passed by the patient. ESWL equipment is expensive to purchase and install and may not be usable in treating certain stones in the lower two-thirds of the ureter which are shielded by the pelvic bone.

                  LISL requires a minimally invasive endoscopic procedure or percutaneous puncture to allow access to the stone. A small optical fiber is passed through the endoscope or percutaneous catheter until it reaches the stone. Laser energy is transmitted through the optical fiber and causes the stone to fragment in small particles which can be expelled naturally. LISL can be used to fragment stones in areas which are not easily treated by ESWL or following ESWL treatment when fragments become lodged or are not small enough to be expelled naturally.

                  In April 1993, LPI received FDA clearance to market its solid-state alexandrite lithotriptor for the treatment of kidney stones in the renal and urinary tract. Clearance to market the lithotriptor was also received from Japan in late 1995.


         3. PRINCIPAL MARKETS & METHODS OF DISTRIBUTION. LPI's marketing strategy is to define specific target markets and to modify existing products or design new products to meet perceived market demand. LPI markets its medical laser systems principally through independent distributors and representatives to large hospitals, small community hospitals, and freestanding outpatient surgery centers throughout the United States. LPI promotes its medical products through attendance at trade shows and exhibits, advertising in medical journals, and direct mail programs to the medical community.

         LPI's Nd:YAG Lasers had revenues of $488,925 for 1995; $851,740 of revenues in 1994; and $1,640,647 of revenues in 1993.

         4. SOURCES AND AVAILABILITY OF RAW MATERIALS. To date, LPI has not experienced any difficulty in obtaining solid state laser rods, optical, electro-optical, electronic or other components and raw materials for its products, most of which are available from multiple sources which are well-established in the industry, although because of LPI's financial constraints, certain suppliers have required LPI to pay COD for materials.


         5. SEASONAL FACTORS - MEDICAL LASERS. Seasonality is not a significant factor in medical laser sales. Budgetary cycles and funding are spread out in various hospitals, chains and organizations so that funding is not as cyclical as in the scientific laser market.


         6. WORKING CAPITAL ITEMS - MEDICAL LASERS LPI is required by the FDA under GMP guidelines to carry certain inventories for emergency medical service. Typically, major service problems must be responded to within 24 hours. LPI estimates that $250,000 of service inventory is on hand at any given time for emergency response.

         LPI does not provide the right to return units. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases LPI has allowed returns when accompanied by a substantial restocking fee.

         All customers are on 30 day payment terms with approved credit. Some distributors have been granted 60 day temrs on a case by case basis.

         7. DEPENDENCE ON A NEW CUSTOMERS. LPI did not have sales to a single customer in excess of 10% of total sales in 1995.


         8. BACKLOG ORDERS. As of December 31, 1995, LPI had an approximate backlog of $60,000 in orders believed to be firm for its medical lasers. All of the backlog orders at December 31, 1995 are expected to be filled during 1996.


         9. COMPETITION. The laser inducstry is very complex and fragmented because of the specialized nature of laser products and the differing applications required by purchases of lasers and laser systems. Although LPI believes its laser products incorporate state-of-the-art technology, the laser industry is subject to intense competition and rapid technological change. Many of LPI's competitors are manufacturers which are substantially larger than the Company and have substantially greater financial and personnel resources. To the extent LPI's products are incorporated into systems for medical and scientific applications, the Company indirectly competes with hundreds of suppliers of devices employing other technologies, and also those which employ lasers as a principal component. An element of LPI's competitive strength is its ability to attract and retain qualified technical personnel. See "Employees".

         LPI believes the primary competitive factors within the surgical laser market are the level of customer support, training, price, product reliability, and breadth of product line. The Company believes that it offers a broad product line, flexible OEM capabilities, and provides through its distributors and inhouse capabilities a high level of customer service and training. The company believes that its medical products are competitively priced compared to competing laser products and that its products based on solid-state technology are very reliable. Although the Company has manufactured surgical YAG laser systems and components on a private label basis for a number of years, as an entrant into this market under the Laser Photonics label, the Company must is still in the process of establishing its reputation as a direct providers of products to the medical community.

         10. PRODUCT WARRANTIES. LPI's standard warranty period on most products, except consumables, which have a ninety day warranty period, is one year for parts and labor. Selected medical products have a 12 month parts only warranty. During the warranty period, LPI pays shipping charges one way. LPI has established a reserve for warranty costs based upon the estimated costs to be incurred.

         11. RESEARCH AND DEVELOPMENT. During 1995, LPI continued its efforts to become a key manufacturer and supplier of laser systems and accessories. LPI received FDA approval on several laser systems in 1992, and in 1993 received clearance on its Alexandrite Lithotriptor Stonelaser.

         LPI's research and development emphasis has shifted from pure research to product modification and development to meet new market demands. LPI's strategy is to utilize and modify its existing laser and component base to develop new products and applications in targeted medical and scientific markets. In addition to internal development, LPI may take advantage of opportunities, if they arise, in the current laser market environment of consolidation and market specialization by continuing to seek out and acquire both products and technology at a cost LPI believes to be lower than internal development. LPI does not have any present acquisition plans. Because LPI products are focused in specific niche scientific and medical markets, LPI does not believe the decline in R & D expenditures will impact its abilities to be competitive in its markets.

         In February 1989, LPI acquired Laser Analytics, Inc., a wholly-owned subsidiary of Spectra Physics. Since the acquisition, LPI has funded continued development efforts focused primarily on improvements in the production of tunable infrared laser diodes. In 1990, LPI signed a joint technology licensing agreement with the General Motors Research Lab. This technology uses a spectrometer based on LPI's tunable infrared laser diode to measure naturally occurring non-radioactive stable isotopes in exhaled breath. These measurements are useful in diagnosing such medical problems as diabetes, lung and liver dysfunction, digestive tract diseases, such as the detection of helicobactor pylori which has been shown to be a precursor to liver and stomach cancer. LPI is continuing research and development efforts on this product, but does not anticipate commercial sales from this product in the next twelve months. LPI has, however, shipped a second generation preproduction unit to Scotland to begin formal evaluation of its isotope ratio systems against the current industry "gold standard" mass spectrometer. Preliminary results indicate that the laser diode based isotope ratio systems compare favorably against the results of the current industry "gold" standard mass spectrometer.

         (II)     SCIENTIFIC APPLICATIONS AND PRODUCTS

         1. OVERVIEW. LPI's scientific products are sold into niche markets for use principally in applications such as spectroscopy, calibration, alignment, and ultra-fast event measurement by universities, government, and provate industry research labs.

         LPI manufactures and markets scientific products based on a wide range of technologies which include: nitrogen laser systems, nitrogen pumped dye laser systems, soldi state mid infrared laser systems, CO2 laser systems, as well as laser diodes and laser diode spectrometers.

         2. SCIENTIFIC LASER SYSTEMS. Set forth below is a brief summary of LPI's current scientific laser systems:

                  (1) Nitrogen Laser and Nitrogen Pumped Dye Laser Systems. LPI's nitrogen/dye laser uses an ultraviolet laser beam that when exposed to certain dyes creates a visible wavelength that is tunable over a wide range of frequencies. This feature makes them extremely useful to chemists who do spectroscopic studies of materials that absorb or react to specific wavelenghts of light. The main features of this product line are tunability, reliability, stability, ease of operation and low cost. LPI's nitrogen lasers are now being used in OEM commercial applications. In 1995, LPI received two significant quantity orders from a foreign government for nitrogen lasers to be used in the currency printing process. Machine vision systems and mass spectrometer manufacturers are also using nitrogen lasers in quantity.

                  (2) Solid State Mid Infrared Laser Systems. LPI's solid-state scientific product line consists of a broad range of laser system products (Nd:YAG, Nd:GLASS, Ti:SAPPHIRE). Each product within this line has unique wavelength and performance characteristics which are useful in laboratory research in holography, plasma diagnostics, and bathimetry (ocean mapping).

                  (3) CO2 and CO Laser Systems. LPI's CO2 and CO laser technology covers a broad range of infrared laser applications requiring unique characteristics and can be categorized into two main classifications - low and high power infrared. The low power infrared gas scientific laser products are designed for use in spectroscopy. As such, they are very stable, sensitive instruments, which have recently also been used commercially for remote sensing and gas trace analysis. The high power products are used for spectroscopy as well as light industrial applications such as thin film cutting and plastic and metal making.

                  (4) Diode Laser Systems. LPI's tunable diode lasers are based on lead-salt semiconductor technology for use in advanced research such as high resolution molecular spectroscopy, combustion diagnostic studies and atmospheric chemistry. These are "high end" insturments designed for research which requires a high level of sophistication and performance. These lasers are sold both as a standardized unit, and as a customized unit. In addition, LPI has designed a system using the tunable diode laser technology for pollution monitoring applications.

         3. PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION. LPI markets its scientific products through a direct sales force in the United States and through a network of distributors outside of the United States, principally to universities, governmental research labs and large companies. LPI promotes its scientific products through attendance at trade shows, advertising in scientific journals and industry magazines, and direct mail programs to the scientific research community. In 1995 and 1994, Nitrogen/Dye lasers contributed $762,581 and $1,043,122 of revenues, respectively; but had only $713,393 of total revenues for 1993.


         4. SOURCES AND AVAILABILITY OF RAW MATERIALS - SCIENTIFIC LASERS. Laser Photonics believes its relationship with vendors of materials for scientific lasers is good. As a result of LPI's reorganization, most vendors operate on a C.O.D. basis. This has not significantly affected the willingness of vendors to work with LPI on an ongoing basis. Most major components, including laser crystals, optics and electro-optic devices are available from a variety of sources. LPI does not rely on sole source vendors. Cash flow constraints are the main limiting factors in parts availability.

         5. SEASONAL FACTORS - SCIENTIFIC LASERS. The scientific laser market is affected mainly by the government budget cycle. A majority of LPI's scientific laser sales are funded by government agencies such as the National Science Foundation, the National Institute of Health, Department of Energy and Department of Defense. The second and third quarters are typically the heaviest for booking orders. Approved funding is usually allocated late in the first quarter or early in the second quarter each year. LPI typically sees an increase in bookings at this time. The government fiscal year ends on September 30 of each year. Bookings typically increase at this time as researchers scramble to spend funding before it is cut off.

         6. WORKING CAPITAL ITEMS - SCIENTIFIC LASERS. LPI is not required by any regulatory body to keep inventories on hand to meet service or delivery issues. Certain raw materials have lead times of greater than sixteen weeks. LPI keeps a safety stock of these itmes when appropriate. LPI estimates that less than $100,000 of current inventory is set aside for safety stock.

         LPI does not provide the right to return units. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases, LPI has allowed returns when accompanied by a substantial restocking fee.

         All customers are on a 30 day payment terms with approved credit. Some distributors have been granted 60 day terms on a case by case basis.

         7. DEPENDENCE ON NEW CUSTOMERS. LPI did not have sales to a single customer in excess of 10% of total sales in 1995.

         8. BACKLOG ORDERS. As of December 31, 1995, LPI had an approximate backlog of $1,200,000 orders believed to be firm for its scientific lasers. All of the backlog orders at December 31, 1995 are expected to be filled during 1996.

         9. COMPETITION. LPI believes that the primary competitive factors within the scientific market are the level of customer support and training, price, product reliability, and breadth of product line. LPI believes that it offers one of the broadest product lines available in the scientific laser industry and provides through its direct sales force and in-house service capabilities a high level of customer service. LPI believes that its scientific products are competitively priced compared to competing laser products and that its products are very reliable. Because LPI has purchased existing, well established product lines, which now comprise most of its scientific business, LPI has the advantage of selling scientific products which are well known that have established reputations for quality and performance.

         10. PRODUCT WARRANTIES - SCIENTIFIC LASERS. LPI's standard warranty on scientific lasers is twelve months parts and labor, except consumables, which have a ninety day warranty. Most scientific lasers can easily be returned to the factory for repair due to thier small size and weight. During the warranty period, LPI pays shipping charges one way. LPI has established a reserve for warranty costs based upon the estimated costs to be incurred over the warranty period of LPI's products.

         11. RESEARCH AND DEVELOPMENT. In 1993, LPI's Analytics Division received from NASA a Phase II Small Business Innovative Research Development grant in the amount of $500,000 for the production of Tunable Diode Lasers for Airborne Spectrometers used for atmospheric sensing. This grant was for two years, research commenced in June 1993, and was successfuly completed in June of 1995.

         12. ENVIRONMENTAL CONCERNS - SCIENTIFIC LASERS. LPI does not knowingly use any products known to harm the environment. All solvents and cleaners are biodegradable. Cooling systems, where applicable, use CFC free refrigerant.

         LPI's Analytics Division produces lead-salt diodes. The manufacturing process used to produce the state-of-the-art lasers is a complex process in which many different types of materials are used to produce sophisticated lasers. Many of these materials must be processed in a laboratory environment. The quantity of materials is small (the Analytics Division is classified as a Very Small Quantity Generator). This division has chemical management programs which are designed to provide a safe work environment for all employees and to ensure compliance with all Federal, state and Local regulations related to the use and disposal of chemicals inthe work environment.


         (III)    EMPLOYEES

         LPI as of December 31, 1995 employed a total of 42 persons. LPI has no union employees.



C.       POWER CONDITIONING PRODUCTS GROUP, ENERGY MANAGEMENT, AIM FILTER

         Through its DECC Division ("DECC"), Helionetics developed an Active Injection Mode filter ("AIM") which eliminates or significantly reduces AC power line distortions (harmonics). This product, based on proprietary technology, including two patents (one of which is pending), all owned by the Company, provides cost effective solutions which management believes are not currently available in the marketplace, which should allow power users to more readily meet the proposed stringent regulatory IEEE (Institute of Electrical and Electronics Engineers) standard, "IEEE 519-1992" which require electrical engineers and consultants to design systems to "limit" the harmonics created by new users and new installations. These standards are difficult and expensive to achieve using traditional approaches for harmonic filtering.

         Efforts are being made throughout the world to conserve electrical energy so as to limit increases in electric energy costs, reduce the waste of non-renewable energy resources, and limit the environmental impact of electric power production. These efforts increasingly rely on energy conserving motors and lighting.

         A serious side effect of using such devices, as well as of using computers, uninterruptible power supplies for computers and similar devices, is the creation of current and voltage distortion on AC power lines ("harmonics"). Harmonics increase electrical bills, overheat wires and equipment, waste energy and interfere with telecommunications. These effects have led to new professional standards, most notably IEEE Standard 519-1992.

         The Company believes that AIM Filters may be the most cost effective means of mitigating the harmonics problem in a variety of applications. AIM Filters eliminate harmonics by capturing unwanted harmonic current flows, reducing both current and voltage distortion, reducing the energy wasted due to harmonics and eliminating harmful effects on equipment. AIM Filters are an outgrowth of a device designed by DECC engineers for military uses. Since the first pre-production model of an AIM Filter was installed in March, 1994, over 50 AIM Filters have been delivered for installation.

         The potential market for AIM products has been derived from numerous studies for products which produce harmonics in significant quantities. Organizations like Frost & Sullivan, Integrated Marketing Resource, and Drucker Research have defined the markets for variable speed (AC & DC motor speed controllers) and UPS (uninterruptible power supplies). Each study very closely parallels the other regarding market potentials for each product class. In addition to these studies, specific contact has been made with some of these manufacturers, such as Emerson Industrial Controls, Liebert, Allen Bradley, Robicon, Fischer-Porter and Exide Electronics.

         The size of the USA market for AC and DC motor speed controllers is expected to be over $1 billion for 1996. Integrated Marketing Resource put the USA market for UPS at $2 billion for 1994. Within these markets approximately 15% of the sales numbers include harmonic mitigation equipment. That means that approximately $450 million of harmonic mitigation equipment is sold by the suppliers of harmonic distortion causing equipment.

         Additionally, new products such as ultraviolet (UV) disinfection systems are being placed in the wastewater market. Fischer-Porter has stated the market potential for 1997 at $50 million. Each of these UV systems requires harmonic mitigation. Each harmonic mitigation system will be approximately 9-10% of the total sales or $5 million.

         It is widely believed in industrial/commercial circles that the USA & Canada are 1/3 of the world market, and that Europe and the Pacific rim are each 1/3 of the worldwide market for these products. Thus, worldwide it is projected that total harmonic suppression dollars expended in 1996 could be as much as $1.5 billion.

         (1)      AIM ENERGY

                  (I)      PRODUCTS

         The "Active Injection Mode Harmonic Conditioners" (the AIM Filters") are based in part on technology Helionetics developed for and used in mission critical power conditioning equipment sold to the military under military specifications. AIM Filters are designed to alleviate the growing problem of harmonics in the worldwide electric power system infrastructure. Harmonics waste energy, increase electrical bills, overheat wires and equipment, create interference, cause computers and computer controlled equipment to malfunction and interfere with telecommunications. Harmonics can require expensive rewiring to avoid overheating of wires and possible fires. Harmonics are an increasingly serious hazard due to the greater use of devices to improve energy efficiency and the rapid expansion in the use of computers and computer related equipment.

         Alternating current (AC) is now universally used to deliver power in electric power systems. AC power is known as "alternating" because the flow of current is continuously reversing: positive current in any one wire becomes negative current and vice versa. This happens 60 times per second in the United States and Canada, and hence is called "60 cycle" power. Ideally this alternation occurs smoothly and continuously, e.g., from positive 110 volts to negative 110 volts. If pictured on a graph (or oscilloscope), the alteration of current forms a smooth "sine wave" and thus the current is known as "sinusoidal". However, the flow of current is not smooth and continuous when there is harmonic distortion of current. Harmonic distortion of current causes voltage harmonics, i.e. increases or decreases in voltage from that which would conform to a smooth sine wave.

         Equipment such as computers, electronic ballasts (used by fluorescent lights), welding equipment, battery chargers, motor speed control devices such as variable speed drives ("VSDs") and uninterruptible power supplies ("UPSs") all use utility current to run an electronic power converter. The power converter changes the normal AC power supplied by the utility into the direct current ("DC") (and in some cases back to the AC power) used by the machines. Power converters draw current in pulses, and the effect of each pulse is to generate harmonic distortion in the current carried by the wire. When harmonics from different sources are in synchronization, the effect is amplified.

         Current harmonics waste energy, requiring increased generation capacity and fuel use. Harmonics can cause computer shut downs, tripped circuit breakers, overloading of electric equipment (especially transformers), failure of electronic parts, premature failure of insulation on electrical wires ("conductors"), and a reduction in capacity of the large conductors and the useful output of power generators.

         Computers and computer controlled equipment must have essentially sinusoidal or "clean" voltage productivity. In addition to the fact that telecommunications equipment is now generally controlled by computers sensitive to harmonics, telecommunications equipment can also suffer interference from harmonics, degrading the quality of the signal. Medical equipment, such as computer controlled monitors, CAT scanners, magnetic resonance imagers (MR), and X-ray equipment can also malfunction because of harmonics.

         Building wiring and transformers can suffer overheating and premature aging in the presence of harmonics. A now common problem found in large office buildings is a build up of current on the neutral conductor of three phase systems-while these conductors ideally would have no current flow at all, harmonics may cause them to carry a current substantially in excess of the current on any other conductor. This current can overheat the wire, requiring rewiring to prevent electrical fires. As a result, building owners may expend substantial sums to rewire or require tenants to limit or reduce the harmonics they create in order to protect the building wiring and the integrity of other tenants' power supply. Harmonics also cause transformers serving a building or a particular portion of the building to overheat, and heavier duty, more expensive harmonic resistant transformers ("K-rated transformers") are required where harmonics are anticipated.

         Uninterruptible power supplies are used to protect computers and important equipment from power failure. Each UPS contributes harmonics because of its AC/DC power converter, while at the same time supplying power to equipment sensitive to harmonics. Thus, the UPS may require harmonic filtering to limit the harmonics it creates in the building and protective circuits to protect it against harmonics from other sources. In addition, harmonic filtering may be necessary to successful synchronization of the UPS power supply and the line power supply which is required for redundancy. A similar problem exists with respect to standby emergency generators, which may be unable to operate in a building with large harmonics due to an inability of the small generators to supply sufficient current and/or an inability to synchronize with other power sources (utility power or UPS power).

         Harmonics spread not only throughout a building, but also from the building to the utility power distribution network. If the harmonics from different buildings are in synchronization, the problems they cause can spread to other buildings.

         Harmonics also cause problems for utilities. Harmonics travel through power lines to utility equipment, such as switches, transformers and the nearest generator, potentially damaging such utility equipment. The utility must limit harmonics on the line to serve their customers and protect their own equipment. In addition, harmonics require larger conductors and generation capacity to supply the power needed to do a given amount of useful work.

         As an additional benefit, the AIM Filters also provide substantial power factor correction. "Power factor" is the ratio of the watts of electricity consumed to volt-amps on the circuit, expressed as a ratio. Thus, if a traditional electricity meter indicates 80 watts consumed, but the utility is supplying 1 amp of power at 100 volts, or 100 volt-amps, the power factor would be 0.8 PF. Several United States utility companies have begun implementing surcharges for large customers with low power factors to recover the cost of supplying the larger volt-amps required by the customer. Those surcharges are a material part of electric bills for large customers with low power factors. The AIM Filter increases the power factor, thus reducing the surcharge; this may provide an additional cost justification for installation of such filters. However, it should be noted that in many if not most installations, the traditional alternative approach of adding power factor corrections capacitors and equipment may be adequate, and the AIM Filter must compete with these approaches as a means of power factor correction.

         The Company is currently marketing AIM Filters for three types of applications: (1) three phase, three wire balanced loads; (2) three phase, four wire unbalanced loads; and (3) single phase loads.

         AIM Filters for three phase, three wire loads are suitable for use with products such as VSDs, including both AC and DC motor speed controls, and are compatible with other balanced loads, such as UPSs, fluorescent lighting ballasts, mainframe computers and ultraviolet lighting. The AIM Filters in this category handle voltages of 208, 240, 400, 480, 600 volts and provide currents of up to 25, 50 or 100 amps. The first model of the aim filters, a 400 volt, 100 amp, three phase, three wire unit designed for industrial applications, operated successfully since its installation in March 1994, and has exceeded its performance specifications. Over 50 of the three phase, three wire AIM Filters have been installed to date, including models in each of the five listed voltage configurations.

         The AIM Filters do not address all power quality problems. The filters will not stop large voltage surges caused, for instance, by lightning strikes; a separate surge protector (together with a UPS or backup generator to maintain power) is needed for this. The AIM Filters cannot correct voltage sags caused by the utility system (as opposed to those caused by the harmonics), for which a UPS would be necessary. The capabilities of the AIM Filters complement those of a UPS or a back-up generator, eliminate problems caused by that equipment and other equipment causing or sensitive to harmonics, and may be necessary in order to use such equipment effectively.

         The AIM Filters can be used either in existing installations with harmonic problems or in connection with installation of new devices which are likely to cause harmonic problems, or can be sold together with (or incorporated into) specific products which are likely to cause harmonics. The first models of the AIM Filters were designed for use in the commercial, industrial, and public utility sectors to install in water/sewage treatment and other large facilities using VSD controlled motors; and office buildings and institutions with significant use of VSDs, computers, UPSs, or energy saving illumination. Subsequent models of the AIM Filters are suitable for all but the largest VSDs and UPSs.

         Installation of VSDs in existing buildings reduces electric consumption by 30% to 50% of the electricity used by motors in elevators, fans, and HVAC. The Company estimates that the expense of adding a VSD can be recovered quickly, making the change highly cost-effective. The harmonics caused by the VSD installation may be unacceptable without harmonic filtering, and the Company believes that approaches to harmonic filtering other than the AIM Filter have serious drawbacks. Thus, the Company intends to market AIM Filters as a simple and cost-effective way of using VSDs, allowing recovery of the VSD cost savings. Even with the cost of the AIM Filters, the Company believes that the cost of the VSD and filter can generally be recovered in less than three years.

         The Company expects water and sewage treatment facilities to use VSDs, since they use large electric motors to pump and aerate water and sewage. Harmonics generated by these installations can be corrected through passive filters, but only after extensive engineering has been undertaken to determine the precise source and nature of the problem and to design suitable filters. Passive filters require engineering to be redone every time new sources of harmonics arise.

         The first pre-production unit of the AIM Filter was installed in a water treatment facility in California which makes extensive use of large electric motors powered by VSDs. The VSDs caused such severe harmonics that the motors could not be properly operated. The AIM Filter reduced the harmonics generated by the unit on which it was installed to below even the most stringent standards of IEEE 529-1992. AIM expects to sell this version of the filter to other customers for approximately $10,000. The estimated cost of alternatives for this installation would have been over $20,000 and probably would not have achieved compliance with IEEE 519-1992.

         Because office buildings use electric motors for elevators and heating, ventilating and air conditioning (HVAC), use of VSDs would be highly cost-effective. However, the harmonics must be controlled. Office buildings also contain equipment such as computers, printers and UPSs, which both create harmonics and are very sensitive to harmonics created by other sources. Thus, harmonic control or mitigation may well be essential to the use of VSDs and to the electrical "health" of the building itself.

         Factories, refineries and similar installations may need to control harmonics to permit reliable operation of computer control systems, and in some areas to limit utility power factor surcharges and comply with utility power quality requirements. As of the date of this filing, filters have been specified for future installations following the successful trial period by Exide, IBM/Canada, Toshiba and Siemens (VSD installations) and the DuPont Corporation among others.

         IEEE-519 has been placed into the Provential Electric Code for Saskatchewan, Northwest territories, and Alberta, Canada with a significantly corresponding increase in orders from those areas. The majority of AIM filters have been sold to Canada. Japan is introducing harmonic control with a new specification not yet released. Europe is controlling harmonics with IEC-555-2 which also forms the basis for the forthcoming Japanese specification. Most specifications are similar to IEEE-591-1992. The Company anticipates that this regulatory climate will become more intolerant of harmonic distortion and will continue to spread to other governmental entities thereby giving further impetus to the sales environment for AIM filters. While ANSI/IEEE-519-1992 is not a "Law" in the United States (at this time), the practice followed by consulting engineers whenever there is a new installation, or an addition or modification into a major existing installation. If the consultant does not follow the practices and recommendations in IEEE-519-1992, he is liable for any failures or losses resulting from such "poor practice" which can professionally affect his license (and has engineering liability exposure implications).


         (ii)     MARKETING

         AIM has entered into representation agreements with independent companies which sell and service VSDs and UPSs. These agreements generally are exclusive within a territory. It is anticipated that these representatives generally will be paid a portion of the price of each AIM Filter they sell as a sales commission, and will not buy the filters for resale. However, AIM may contract with one or more stocking distributors who may purchase the filters for resale. In each case, the local representatives will have local servicing responsibilities for the products. In addition, AIM will retain the right to sell directly to "national accounts" in territories serviced by a distributor, but will pay the representative a reduced fee to supply local service. In areas in which there are no distributors, AIM will market the filters directly.

         AIM may engage in other similar or related activities which are complementary to the sale of AIM Filters. For example, AIM may sell other power conditioning equipment, including surge suppresors, UPSs, other types of active or passive harmonic filters, power factor correction equipment, or similar devices. These may be purchased for resale, sold under joint marketing arrangements, or manufactured by AIM. They may use similar or different technology. The goal of such activities would be to exploit markets in which the AIM filter alone is not adequate for the customer and to take advantage of opportunities resulting from marketing of AIM Filters and related products. However, there can be no assurance that these other activities will be initiated, or if they are whether they will be successful.

         AIM has also conducted extensive talks with a major Japanese power supply company. Although no assurance can he given that an ultimate business relationship will develop from these talks (now going onto 18 months), there appears to be a significant interest in creating a joint venture partnership with Shindengen Corp. in Japan for the purpose of exploiting the Japanese and other Asian markets. Their harmonic problems are severe. The discussions have included not only Helionetics and Shindengen, but also the Ministry of International Trade and Industry (MITI)in the Japanese Government. Helionetics is now scheduling an extensive testing sequence of all models of the AIM filter at the Japan Electrical Testing lab (JET), so that the AIM filter may be authorized as a high technology electrical import for Japan.


         (iii)    BACKLOG/INVENTORY

         Backlog is nominal due to the absence of sales activities in 1995.

         (iv)     DESIGN/MANUFACTURING

         The first pre-production model of the AIM Filter was installed in early 1994, in a California water treatment facility, and it has reduced harmonics to below the level set in the performance specifications. Over 50 three phase, three wire AIM Filters have been installed to date. Helionetics has commenced production of limited quantities of additional AIM Filters, which will be available for sale by AIM. Helionetics is continuing refinement of the technology for smaller applications, and AIM will have the use of such refinements pursuant to the License.

         The design team for the AIM Conditioner is the group which developed it for military use and industrial applications. The production units, being designed to marketing standards as provided by AIM Energy, have three distinct applications: three phase 3 wire loading; three phase 4 wire loading; and a single phase power product for low power applications. The first 3 wire load model was completed in 1993 and a unit was delivered in February 1994.

         (v)      COMPETITION

         While the AIM Filter technology is based on well-known theory, the first commercial models of "active" harmonic filters were only recently made available by a competitor of AIM and sales of the AIM Filters did not start until June of 1994. Marketing of the product will require education of potential purchasers as to the advantages of the product over traditional approaches to reduce harmonics which include passive filters, rewiring and larger transformers or use of more technically sophisticated and costly power converters. In a significant portion of AIM's potential market, traditional approaches of managing harmonics may be required by building codes and standards.

         AIM believes the only other commercially available active harmonic filters are made by Mitsubishi Heavy Industries, and Merlin (a company based in France). The Mitsubishi product is much more expensive than the other available filters.

         Mitsubishi is a very large company which has far greater resources than the Company. As demand for active mitigation of harmonics increases, it can be expected that additional companies will enter this business. While the Company believes the AIM Filters have substantial advantages over the competing products, the growing investment in this area may produce a highly competitive and possible superior product. AIM must compete with many companies offering alternative means of addressing harmonics, and many of these have greater resources. Moreover, the problem of harmonics can be addressed through other conventional means, including improved electronic converters and passive filters, which may be required by applicable codes.

         (vi)     PATENTS AND LICENSES

         Helionetics has two patents relating to the AIM Filters; one has been granted and one is pending. While the Company believes that the technology included in the patents significantly reduces the cost of production and improves the performance of active harmonic filters as compared to competitors' products, the patents will not prevent the development of other active harmonic filters or other methods of dealing with or preventing harmonics, and it is possible that competing products or approaches may have a competitive advantage. Moreover, there can be no assurance that the second patent pending will be granted. The Patent and Trademark Office has indicated that the initial submission did not provide sufficient proof of patentability but Helionetics believes it has now provided sufficient evidence through a supplemental submission. The second application was filed in June 1994. Helionetics will seek patent protection for one or both of the inventions in foreign countries, where the potential market justifies the cost, but such applications depend on the grant of US patent.

         (vii)    RESEARCH AND DEVELOPMENT

         The AIM Filter design has been finalized for larger three phase, three wire loads and small single phase loads in the commercial, industrial and public utility sectors for use in water/sewage treatment facilities and factories using variable speed drive ("VSD") controlled motors; and office buildings and institutions with significant use of VSDs, computers, uninterruptible power supplies ("UPSs"), or energy saving illumination systems. The Company believes that the marketing potential of AIM Filters of the current design is greatest for three phase, three wire loads, which typically serve the heavier loads within those markets, such as large VSD controlled motors. However, the Company anticipates that a large portion of the potential market for AIM Filters will be for three phase, four wire loads and single phase loads, such as those used in office buildings for personal computers and many types of lighting. The Company has demonstrated the applicability of the current design for such loads.

         The first pre-production model of the AIM Filters was installed in early 1994, in a California water treatment facility, and has reduced harmonics to below the level set in the IEEE-519-1992 performance specifications. As of April 1996, a total of over 50 three phase, three wire AIM Filters have been installed. Helionetics has commenced production of limited quantities of additional AIM filters, which will be available for sale by AIM. AIM is marketing these filters to industrial, commercial and public utility operators. Helionetics is continuing refinement of the technology for smaller applications, and AIM will have the use of such refinements pursuant to the License.

         (viii)            EMPLOYEES

         As of December 31, 1995, AIM Energy was being assisted by the DECC engineering group and other DECC personnel from time to time, but had no individuals in whole or in significant part on the AIM products.


         (2)      DECC DIVISION

         DECC, which was the Company's core operating unit for more than 20 years, designs, manufactures and markets electronic power conversion equipment for military and commercial applications. DECC developed the AIM technology in its mission critical power conditioning equipment sold to the military under military specifications.

                  (i)      PRODUCTS

         DECC's products convert available power, which is often of poor quality, into a form usable in sensitive electronic equipment for both commercial and military applications. Among these products are DC to AC Inverters, DC to DC Converters, Frequency Changers, switching mode high power Amplifiers, Power Conditioners and AC to DC Power Supplies. Inverters are used for a variety of purposes such as supplying commercial frequency power from a battery of photovoltaic source. This inverter technology is also used in the manufacture of Marine Frequency Converters which DECC supplies to the world's mega-yacht market to enable world traveling yachts to take power from literally any source and to utilize it in the form required by standard "ship power". To meet high power output requirements, DECC pioneered and produces a so-called "Class D" "switching mode amplifier" which has proved more efficient than the traditional "Class A" and "Class B" amplifiers. DECC also produces AC to DC power supplies which meet particularly difficult specifications. In addition, DECC makes modular subassemblies for a variety of end uses. This has enabled the Company to compete in commercial markets using modules previously developed for military products. Such modularization also makes servicing easier and in some cases makes it possible to increase the rating of a product in response to a customer's changing needs.

         (ii)     MARKETING

         To market its products, DECC employs in-house sales engineers and outside commissioned representatives. A significant amount of DECC business originates by way of Request for Bid or Request for Proposal because DECC is known to the purchaser and in some cases is on a list of suppliers. The customers for DECC products are generally large public companies or the United States government.

         (iii)    BACKLOG/INVENTORY

         At December 31, 1995, DECC's backlog was approximately $500,000. DECC's backlog has decreased over the years as a result of the military/defense cutbacks. DECC is currently concentrating on commercial business development application of its other numerous technologies, particularly in the areas of AIM and Marine products.

         (iv)     DESIGN/MANUFACTURING

         Almost all of DECC's products are designed by in-house engineers. Production drawings are made and delivered to production control for manufacture and assembly. DECC's manufacturing operations include fabricating of precision sheet metal parts and assemblies, manufacturing transformers and reactors as used in the final product, assembling components on printed circuit boards designed in-house but fabricated by others, and assembling the various subassemblies into a final assembly prior to test. Testing to the Company's or the customer's specifications is also an important part of DECC manufacturing. DECC is qualified to the highest military standards. Special assembly is done in accordance with MIL-STD 2000 specifications in rooms that prevent electrostatic discharge which can damage semiconductors.

         In early first quarter of 1995, the DECC Division commenced sub-contracting for the manufacture of its various products. However, DECC continues to maintain its manufacturing plant at the Company's Van Nuy's facility.

         (v)      COMPETITION

         DECC's competition is diverse, and no single competitor dominates the industry. In general, DECC's policy is to compete in markets where its technical expertise is more important than price, and DECC attempts to keep its production costs and prices at competitive levels.

         (vi)     PATENTS AND LICENSES

         In addition to the patent pending relating to the AIM filter, DECC follows a policy of seeking patent protection in the United States and in certain foreign countries for selected products and processes.

         (vii)    RESEARCH/DEVELOPMENT

         DECC performed technical work for the AIM filter.

         (viii)            EMPLOYEES
         On December 31, 1995, DECC had 10 employees.



D.       CONSUMER LIGHTING PRODUCTS

         During the three preceeding years, the Company consolidated its financial reporting with Tri-Lite, Inc. (Tri-Lite), a majority owned subsidiary specializing in lighting fixtures designing, sourcing, manufacturing and marketing, electrical energy management, involving auditing, retrofitting, maintaining and managing lighting in order to reduce energy consumption used for lighting of industrial and commercial buildings.

         On December 31, 1995, the Company owned less than 50% of Tri-Lite, and on February 26, 1996, Tri-Lite filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in the Central District of California (Case No. SA 96-

12049 JR). The Company's interest is currently carried as an investment on the Company's books. SEE SUBSEQUENT EVENTS-FORMER MAJORITY OWNED SUBSIDIARY CARRIED AS AN INVESTMENT.

E.       FAULT TOLERANT COMPUTER

         SENTINEL SYSTEMS, INC.


         Helionetics owns 90% of the outstanding shares of Sentinel Systems, Inc. ("Sentinel"), a Pennsylvania corporation. Sentinel is a development stage company, and is developing its Sentry-E (TM) fault tolerant computer for commercial application. The system is intended to provide an affordable, continuous processing, error-free computing environment without any compromise of industry standard compatibility. Sentinel Systems' management believes that its product will be uniquely positioned, not only within the fault tolerant market, but also in the general purpose computer market due to its ability to simultaneously provide fault tolerance, data integrity, industry standard compatibility and affordability.

         Sentinel management believes, based on market analysis reports prepared by several industry analysts, that the super server market alone has a potential in excess of $50 billion with a Compound Average Growth Rate between 30% and 35% per year. Sentinel's Sentry-E system is being designed and is expected to be priced so as to compete as a high end server, departmental computer and midrange computer in addition to competing in the super server market. Industry analysts have assessed these market segments to be in the range of $35 billion to $50 billion.


         (i)      PRODUCTS

         Sentinel is nearing completion of its extensive research and development phase, and management anticipates a product with a wide range of applications for use within the general computer telecommunications and data communications industries. Sentinel had no sales in 1995. Sentinel's product, the Sentry-E, is a real time, fault tolerant, industry compatible computer. This computer is capable of functioning as either a super server or a multi-user/multi-tasking midrange computer.

         Although Sentinel had very limited technical and financial resources during 1995, a core group of four extremely dedicated engineers completed the validation of the Sentry system's compatibility with Industry Standard hardware and software using the MSDOS, Windows 3.1 and Unix operating systems. In addition, Sentinel verified and demonstrated the system's capability to tolerate multiple simultaneous faults in real time, completing the validation of the Sentinel's proprietary synchronization, fault detection, fault isolation, and recovery capabilities. At the present time, Sentinel's technology is sufficiently mature to permit management to initiate production line prototype.

         During late January 1996, Sentinel commenced its validation of the Sentry system as a multiple user/multiple task centralized processor (midrange computer) and as an internet/intranet Web Server using the Unix operating system. Currently, Sentinel can demonstrate the use of the Sentry system in a real time fault tolerant mode as a multiple user/multiple tasking midrange computer, a real time fault tolerant server as well as the simultaneous operation as both a multiple user/multiple tasking computer and server. As an internet/intranet World Wide Web Server, the Sentry system executes all required functions such as TCP/IP including Synchronous Link (slip), Point to Point
(ppp), and Remote Terminal (rt), E-Mail, FTCP (File Transfer Control Protocol), and various other Web Server functions.

         Presently, all efforts are directed at testing and verifying Sentinel's proprietary software under a Unix environment with a limited number of software modules to be tested in a fault tolerant environment; however, all software modules have been tested and verified in non-fault tolerant modes. The validation effort of the Sentry system configured as an Internet Web Server is anticipated to be completed during the third quarter 1996.

         Concurrent with the software effort, hardware schematics are being updated and critical production-oriented design reviews conducted so that production hardware can be rapidly pursued once and if additional capital is obtained.

         Subject to the timely availability of working capital, Sentinel anticipates that it will be in a position to produce a limited number of system during the later part of 1996. These systems will be deployed as Beta test units to selected customers who have agreed to evaluate the systems for use in various applications. At the present time, all applications are oriented to deploy the Sentry system as a data communications server or processor with the primary emphasis on distributed processing.

         The products of Sentinel will service the general vertical markets with Sentinel directly focusing on the data communication segments of the Telecommunication Industry and, in particular, the Internet.

         (ii)     MARKETING

         Sentinel plans to setup and use a small, highly focused direct sales force to market its systems within the telecommunications and banking/finance industries. This sales force would be augmented when necessary with strategic systems integrators and software solution providers. The remaining vertical industries would be marketed using system integrators which have an established market presence in a specific vertical industry. Sentinel has established a relationship with several systems integrators of which one is located in Europe and they are awaiting receipt of initial evaluation units.

         Significant delays have been incurred in the market launch of the Sentry computer and the actual launch remains dependent upon Sentinel obtaining additional working capital.

         At the present time, several companies are interested in purchasing or evaluating the Sentry-E system for their strategic data communications applications; however, many of these companies are cautious of being the initial company to deploy a revolutionary, unproven computer from an unproven company. Given this environment, Sentinel management hopes to validate both the product and the technology by providing evaluation units to selected, potential customers who are respective industry leaders to overcome these concerns. The primary focus for Sentinel Systems during the remainder of 1996 will be the production and deployment of at least 5 to 10 Sentry systems, given the timely availability of adequate financial and technical resources (people).

         (iii)    BACKLOG/INVENTORY

         Sentinel has no confirmed backlog as of March 31, 1996.

         (iv)     DESIGN/MANUFACTURING

           Manufacturing to date has been limited to inhouse test models. Sentinel has established relationships with several third party manufacturers who are capable of providing the quantities, quality, and timeliness required once the initial product introduction phase begins.

         (v)      COMPETITION

         Sentinel product will compete in the departmental and super server markets which are extremely large and composed of major computer companies, management expects Sentinel's product to have a unique market position, due to its ability to provide real time fault tolerance, information integrity and industry standard compatibility. These unique capabilities may provide Sentinel competitors with significant technical barriers to entry. Although other established fault tolerant computer manufacturers (Tandem and Stratus) and providers are well capitalized, Sentinel's management believes that its product's ability to provide full fault tolerance and ensured information integrity coupled with industry standard hardware and software compatibility will provide Sentinel with a unique advantage. Even though these companies have taken actions to reduce the entry level price of their fault tolerant offerings, these offerings lack industry standard compatibility and have not approached the entry level price of the Sentry-E system.

         (vi)     PATENTS/LICENSES

         Sentinel follows a policy of seeking patent protection in the United States and in foreign countries for selected technologies and products. At the current time, Sentinel has isolated approximately twenty-one potential patents, of which seven are now in process. The other 14 patent applications will be submitted during 1996, subject to the availability of working capital. Sentinel follows a policy of subsequent filings in Europe and the Far East. These patents, encompass the unique real time fault tolerant architecture as well as specific control and fault detection circuitry. However, there is no assurance that all or any of these patents will be granted.

         In addition, to maintain the proprietary nature of its fault tolerant technologies, Sentinel had obtained one registered copyright and one trademark. The copyright, which was granted in 1991 and extends for 75 years, is for the fault tolerant structure and control of the computer hardware that enable fault tolerance and data integrity to be realized without any loss of industry standard hardware and/or software compatibility. The trademark which was granted in 1992 and extends for 10 years and is renewable, is on a parallel processing enhancement to an industry standard BIOS (Basic Input/Output System) which permits an industry standard computer to function as a parallel processor without any loss of industry standard.

         Sentinel also has three registered trademarks to assist in the promotion and sales of its major technology and products.

         (vii)    RESEARCH/DEVELOPMENT

         Sentinel systems has had Sentry-E computer and its related technologies under development for approximately ten years. This development has resulted in demonstrable, pre-production and prototype units.

         All of Sentinel's development efforts are currently aimed at commercializing its Sentry-E computer.



         (viii)            EMPLOYEES

         At the present time, Sentinel has 4 full-time employees. All personnel staffing is governed by milestone accomplishments rather than timeframes.

F.       SUBSEQUENT EVENTS


FORMER MAJORITY OWNED SUBSIDIARIES ARE NOW CARRIED AS INVESTMENTS OR DIVIDENDED OUT TO SHAREHOLDERS.

         At the beginning of the Company's 1995 fiscal year, the Company owned approximately 90% of KSW, Inc. and 35.6% of TriLite, Inc.

         KSW, Inc. ("KSWI") provides heating, ventilation, air conditioning and process piping systems for institutional, industrial, commercial, high rise residential, and public works projects. In December 1995, all of the Company's shares of KSWI were distributed to Helionetics shareholders as a stock dividend on the basis of 1 share of KSWI common stock for each 12 Helionetics shares owned; thereby making KSWI a separate and independent publicly-owned company.


         TriLite, Inc. ("TriLite"), after sustaining a succession of losses in 1994 ($4,015,200) and 1995 ($8,378,000) despite replacement of its management and attempted reorganization of its business, filed for protection under Chapter 11 of the Federal Bankruptcy Act in February 1996. At December 31, 1995, Helionetics ownership in Tri-Lite had been reduced to less than 50% and Helionetics had lost effective control of its operations in July 1995 as demanded by Tri-Lite's lender. As a result, the Company has elected to carry its continuing ownership in TriLite as an investment in unconsolidated subsidiary for purposes of financial reporting in 1995, as contrasted with including TriLite's results of operations with those of Helionetics on a consolidated basis in prior years.

         Tri-Lite filed for protection under Chapter 11, primarily because of the decision by Star Bank of Cleveland, its primary lender, to roll up and then terminate the Company's line of credit, thereby creating a liquidity crisis in TriLite which impacted its opeations negatively.

         In April, 1996, as a result of negotiations by TriLite's management as debtor in possession, TriLite entered into a Stipulation and Settlement Agreement with Star Bank, effective April 30, 1996, which provides, in part, that TriLite will pay down the Star Bank loan at the rate of $150,000 per month, with the entire unpaid balance all due and payable on December 15, 1996.

         In July 1996, Helionetics joined as co-proponent with Tri-Lite to file a Tri-Lite Plan of Reorganization in the Tri-Lite Chapter 11 proceeding. The proposed Plan of Reorganization provides in part for:

         1. Satisfaction of approximately $4,500,000 in creditors' claims by the issuance of new shares of Helionetics Common Stock having an aggregate value as of the Plan Confirmation Date, as measured by the closing price of Helionetics' Common Stock, of $0.70 for each $1.00 of allowed claim held.

         Of this $0.70 in Helionetics Common Stock, $0.30 or 43% of such shares is proposed to be issued as soon as practical after the Confirmation Date to the Creditors, and the balance is proposed to be subject to lockup provisions as follows:


                  - 50 days after delivery                      7.5%
                  - 140 days after delivery                    15.0%
                  - 230 days after delivery                    22.5%
                  - 320 days after delivery                    55.0%
                                                              ------
                           Total                              100.0%

         Under the Plan, Helionetics agrees to issue such additional shares of Helionetics Common Stock to a Plan Designated Stockbroker for the benefit of creditors, as might be required to be sold to assure net proceeds of not less than $0.30 on the initial block of shares to creditors.

         2. On the Effective Date, in consideration for dismissal of intercompany litigation and waiver of Helionetics' $l,850,000 Allowed Secured Claim against Tri-Lite, Tri-Lite is to transfer 100% of the Common Stock of the SPL subsidiary to Helionetics.

         3. Under the Plan, Helionetics is to contribute its AIM Energy Division, and all proprietary rights to the AIM Filter to Tri-Lite.

         4. Under the Plan, Helionetics is to be issued New Tri-Lite Common Stock equal to 87.5% of the outstanding new Tri-Lite stock after Reorganization, thereby re-establishing it as the parent of Tri-Lite. A part of the New Tri-Lite Stock received may be set aside for transfer to Tri-Lite management, but Helionetics expects to retain at least 85% thereof.

         5. A hearing on the "adequacy" of the Plan Disclosure Statement has been set for August 29, 1996 in the Bankruptcy Court. The Committee for the Unsecured Creditors and their counsel have approved the proposed Plan in principle. However, until confirmed by the Bankruptcy Court, there can be no assurance as to either confirmation or the ultimate terms of the Plan. Further, depending on the market price of Helionetics Common Stock at the time of confirmation, the resulting block of Helionetics Common Shares to be issued under the Plan could be substantial.

         The Current TriLite management consists of Bernard B. Katz, Director and Chairman of the Board; Chaim Markheim, Director and Chief Financial Officer;
E. Maxwell Malone, Director; and A. Alvin Katz, Chief Executive Officer. Management is optimistic that TriLite's core business can be successfully restructured, new sources of financing can be located, and that TriLite can become a profitable publicly-owned company.

RECENT CONTRACTS AWARDED BY HELIONETICS\ACCULASE TO: HOSPITAL OF THE GOOD SAMARITAN AND CORNELL MEDICAL CENTER.

         Acculase awarded in July 1996 a research grant to The Heart Institute at the Hospital of the Good Samaritan to conduct a study of reperfusion effects in an ischemic animal model of the Acculase TMR system. The goal of TMR is to reperfuse ischemic (oxygen starved) tissue with fresh blood. There is no accepted model or scientific understanding on the mechanisms of TMR reperfusion. From an evaluation standpoint, it is not known what the "predictors" are that would indicate the efficiency and appropriateness of a laser for conducting TMR. Acculase believes that the two precursor events to reperfusion are patent channels and neovascularization. Both of these have been shown to occur with the Acculase excimer laser TMR procedure, and the purpose of this grant is to determine if these precursor events (patency and neovascularization) are the defining histological events leading to reperfusion. The research will be under the direction of Peter Whittaker, PhD, the director of the Institues Laser Laboratory. Dr. Whittaker will use Positron Emission Tomography (PET) scanning technology to measure the reperfusion and conduct histological examination of the patency and neovascularization in relation to the measured reperfusion. The results of this research may help set new standards for evaluating the appropriateness of different laser technologies for TMR.

         In July 1996, Acculase entered into a joint research protocol with the Cornell Medical Center to investigate the synergistic angiogenic effects of excimer laser TMR and gene therapy. This procedure involves the use of adnoviral mediated vascular endothelial growth factor (a DNA segment attached to a non-reproducing virus) to promote patency of the TMR channels by stimulating the body to create a channel lining similar to the walls of healthy vascular structures. This investigation may have significant implications for the eventual use of the Acculase TMR system. Whereas gene therapy alone has shown an ability to promote angiogenesis in ischemic tissue, it does not provide the tissue with a new source of collateral or intraventricular blood. And, whereas excimer laser TMR channels promote both angiogenesis and a new source of blood, the long term effects have not been established. With the combined therapies, the establishment of long-term channel patency is enhanced by the endothelialization of the channel walls, and the synergistic neovascularization of the two therapies will enhance the ultimate deliver of the fresh intraventricular blood from the channels to the starving or hibernating myocardial tissue.

Item 2. PROPERTIES

         As of December 31, 1995, the Company and its subsidiaries leased the following properties:

                                                               Space
                                                             Available            Lease Rate         Lease
Operation                           Location                   (SQ Ft)             per Annum         Expiration
- ---------                           --------                   -------             ---------         ----------
Corporate Offices and               Van Nuys, CA.               19,000            $  216,000         08/01/05
DECC Division                       (1)

Tri-Lite and
 subsidiaries                       Santa Ana, CA. (2)         166,400(2)            482,700         08/31/97

Sentinel Systems                    Philadelphia, PA               500(3)              9,600         month to
                                                                                                     month

Laser Photonics                     Orlando, FL (4)             28,000               262,000         see
                                                                                                     below

Marinco Computer                    Herndon, VA                  4,000                30,800         05/31/96
Products


     Total                                                     217,900            $1,001,100

- -------------------------------

(1) The facility is leased from Ms. Susan Barnes at rates comparable with existing facilities in the area. No actual cash payments were made to Ms. Barnes on the lease as of July 1996.

(2) Includes 128,800 sq. ft. of space in four buildings in Cleveland, Ohio, primarily for NL Corporation, whose operation was discontinued by TriLite in the first quarter of 1996; 14,500 sq. ft. for the Santa Ana corporate office and warehouse; 11,000 sq. ft. of office and warehouse in Philadelphia, PA.

(3) Sentinel temporarily operates in a 500 sq. ft. space and is currently seeking a suitable locations for its operations

(4) Includes 12,000 sq. ft. of office and manufacturing space at Orlando, Florida at $132,000 rental per annum; 10,600 sq. ft. of office and manufacturing space in Andover, Massachusetts ($73,000 per annum) and 5,400 sq. ft. of office and laboratory space in San Diego for Acculase ($57,000 per annnum).

Item 3. LEGAL PROCEEDINGS

         In March 1995, an action was instituted by Bo B. Sramek and Hevka H. Sramek against Helionetics and Bernard B. Katz in the Superior Court of California, Central Orange County District (Case No. 743947) for shares of Helionetics' common stock which Helionetics failed to deliver. In April 1996, an amount of $2.4 million was awarded to the Srameks. An award is also made in favor of Bernard B. Katz, as an individual, against the plaintiff. In connection with Mr. Katz's award, Mr. Katz is contemplating an action against the plaintiff and their counsel. Should Mr. Katz prevail on his contemplated action, any proceeds to be awarded Mr. Katz less court costs will be contributed by Mr. Katz to Helionetics.

         Five class action lawsuits have been filed against Helionetics and others, arising out of the trading halt in Helionetics stock in 1994. All but the first filed complaint of Nancy Grodin, et al in U.S. District Court, (Case No. SA 94-1069 LHM (EEx), was dismissed without prejudice, and the plaintiffs have all proceed under the Grodin action. The company reached tentative settlement agreement with the plaintiffs effective June 1995. However, the company did not have the funds to pay the plaintiff's counsel onerous legal fees, demanded by plaintiffs as part of the settlement. As a result, the settlement was not instituted. Discovery cut-off is June 1996 with jury trial to commence in early 1997. The company believes that an unfavorable judgement against it, which could amount in millions, would severely affect the company's solvency. While no assurance can be given, the company believes that when the facts are known, it will prevail in the case. The company believes that it adequately provided for this litigation in its 1995 financial statements.

         In October 1995, Tri-Lite, Inc. filed a complaint in the U.S. District Court for the Northern District of Ohio against the company for $2 million in compensatory damages and $2 million in punitive damages for the alleged repudiation and revocation of the company's guaranty of Tri-Lite's credit facility with its senior lender, along with other cause of actions. The company disputes all of Tri-Lite's claims. Due to Tri-Lite's chapter 11 bankruptcy filing in February 1996, there is a stay on the case. The company will file a counter suit against the Tri-Lite's officers and board of directors when the stay is lifted. In its response to the complaint, the Company filed a counter complaint against Star Bank in the US District Court, Northern District of Ohio (Case No. 1:95CV2289) which case was transferred to the US Bankruptcy Court, Central District of California in May 1996 (Case No. SA 96-1523JR). The Company believes it has a meritorious case against Star Bank and will pursue the case vigorously.

         The Company in July 1995 filed a civil complaint in Superior Court of Los Angeles County (Case No. BC 131 749) against U.S. Surgical Corporation and others for over $2.5 million compensatory damages and unspecified punitive damages. The defendants removed the case to the U.S. District Court for the Central District of California under Case No. 95-5513 RAP (RNBx). The company expects this to be a significant and protracted litigation. The company has recently retained a Connecticut counsel and plans to vigorously pursue the action. The case is currently in discovery.

         Helionetics is currently in litigation in the case of Lawrence Fund, et al. v. Helionetics, et al., in the United States District Court, Southern District of New York (Case No. 95 Civ. 1005 RPP). After inquest, a judgement was rendered in the amount of $612,045 in favor of Lawrence Fund, which judgement is currently on appeal. Management is confident that Helionetics will be successful on appeal and/or that the matter will be disposed on favorable terms.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 28, 1995, the company's stockholders approved the following: (1) election of five directors to serve until the next annual meeting; (2) ratify and approve appointment of outside accountants; and (3) amend the articles of incorporation to effectuate a reorganization by way of a 10 for 1 reverse stock split of all outstanding common shares of the company.

         ALL REFERENCES TO THE COMPANY'S SHARES OF COMMON STOCK IN THE SUCCEEDING DISCUSSIONS, UNLESS OTHERWISE EXPLAINED, REFLECT THE 10 FOR 1 REVERSE STOCK SPLIT.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

                  The Company's new (reverse 10 for 1 stock split shares) common stock commenced trading in April 1996 on the OTC Bulletin Board under the symbol HLXC as a Non-designated security. The Company's old (pre 10 for 1 reverse stock split) common shares, traded as follows:

                              1995                   High         Low
                           1st quarter               1.00         0.50
                           2nd quarter               0.74         0.47
                           3rd quarter               0.75         0.26
                           4th quarter               0.56         0.18


                              1994
                           1st quarter              6 1/4            3/4
                           2nd quarter             4 7/16        2 13/16
                           3rd quarter            3 11/16          2 1/2
                           4th quarter            1 13/16          1 5/8


         The Company has not paid a cash dividend on its common stock, and it is not anticipated that the Company will pay any cash dividends on its common stock in the foreseeable future. With respect to its common stock, the Company intends to follow a policy of retaining any future earnings to reduce debt and provide funds for the expansion of its business. There are restrictions upon the legal ability of the Company to declare and pay dividends contained under California corporation law, which restrictions permit a distribution of dividends if there are sufficient retained earnings, or if certain current asset tests or earnings tests are met.

         In December 1995, the Company issued to its shareholders of record as stock dividend, all (4,187,222 shares) of its KSW, Inc. common stock holdings.

         At April 30, 1996 there were approximately 13,000 holders of the Company's "new" common stock.

         The Company, on February 28, 1996 (approved by shareholders on December 28, 1995), had a 10 for 1 reverse stock split that reduced its outstanding common stock from 49,920,598 to 4,992,059 and increased its authorized common stock to 10,000,000 shares.

Item 6.           SELECTED FINANCIAL DATA

                  The following tables summarize certain selected financial data for the periods presented for the Company on a consolidated basis. The data for the years ended December 31, 1995, 1994 and 1993 should be read in conjunction with the more detailed audited statements for such years presented elsewhere herein. The selected financial data set forth below is restated to reflect the discontinuance of KSW, Inc. and Definicon in 1995 and 1992 respectively and the 10 for 1 reverse stock split.


                                           1995              1994              1993            1992              1991
                                       ------------      ------------      -----------      -----------      -----------
Revenues                               $  3,489,000      $ 30,901,000      $17,318,000      $12,112,000      $ 7,033,000
                                       ------------      ------------      -----------      -----------      -----------
Income(Loss):
      Continuing operations             (20,221,000)      (22,699,000)      (1,974,000)      (2,865,000)      (1,030,000)
      Discontinued operations               849,000         1,149,000        2,290,000         (763,000)       1,048,000
         Net income (loss)              (19,372,000)      (21,550,000)         316,000       (3,628,000)          18,000

Primary Earnings (loss) per share:
      Continuing operations                   (5.28)            (9.20)           (1.35)           (3.71)           (2.28)
      Discontinued operations                  0.22              0.47             1.57            (0.88)            1.69
      Net income(loss)                        (5.06)            (8.73)            0.22            (4.59)           (0.59)

Dividends per share                            --                --               --               --               --
Weighted average shares outtanding        3,844,000         2,468,000        1,457,000          866,300          618,336


BALANCE SHEET DATA


Total assets                           $  7,349,000      $ 43,651,000      $34,388,000      $11,060,000      $ 9,798,000

Net liabilities of discontinued
      operations                               --                --               --          1,070,000        1,500,000
Long-term obligations                     1,952,000         5,255,000          689,000        5,220,000        1,199,000

Total liabilities                        17,455,000        32,830,000       19,522,000       12,048,000       10,931,000

Shareholders' Investment (deficit)      (10,106,000)       10,821,000       14,836,000         (988,000)      (1,133,000)


"Weighted average shares of common stock outstanding for primary earnings (loss) per share. No common stock equivalents are included in 1995, 1994, 1992, since periods of net losses such items are anti-dilutive.

Item 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company's overall financial condition during 1995 has changed significantly as a result of the Company's decision to focus and devote its resources to its Acculase laser technology. This strategy resulted in the following actions: Spin-off of KSWI in December 1995 by distributing all of the Company's holding to its shareholders; Acquisition of Laser Photonics, Inc.
(LPI) in May 1995 to assist Acculase in its manufacturing capabilities; slow-down in the Sentinel Sentry-E system software development and reduction in marketing and manufacturing of the AIM Filter. These actions together with the filing for protection under Chapter 11 of the US Bankruptcy code by Tri-Lite, Inc. and the resultant write-off of the Company's investment in Tri-Lite has all contributed to the significant decline in the Company's financial condition.

         In December 1995, the shareholders of the Company approved a 10 for 1 reverse stock split of the Company's common stock which become effective in February 1996 after approval by the Company's Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, net working capital (deficit) stood at ($13,628,000) and stockholders' equity decreased to a deficit of $10,106,000. Working capital at December 31, 1994 was $4,354,000 and stockholders' equity was $10,821,000. The principal cause of the working capital and stockholders'deficit was a result of certain one time events, including the spin-off of KSWI to shareholders in December 1995 and the equity in the net loss and the write-off of the investment in Tri-Lite. Additionally, an accrual of approximately $6.9 million was made in the fourth quarter of 1995 for litigations and judgements received against the Company. While the Company believes that its current ongoing operations are viable and is optimistic that it will dispose of the litigations and judgements favorably, there is uncertainty as to its final outcome and the ability of the Company to renegotiate and pay the obligations and therefore place a substantial doubt about the ability of the Company to continue on a going concern.

         Liquidity during 1995 was provided primarily by loans from Ms. Susan Barnes, the wife of the Chairman of the Board of Directors and from the proceeds received from the sale of marketable securities (CardioDynamics International). Cash was also provided by the receipt in December of a cash dividend of $495,000 from KSWI. Cash in excess of $1 million was used in 1995 for the acquisition of LPI from a Chapter 11 proceedings. The funds required in the LPI acquisition were obtained through a loan from Ms. Susan Barnes. During 1995, shares of the Company's common stock totalling 2,129,813 shares were issued in payments for as follows: 1,694,600 shares for $5,517,465 of debt to Ms. Susan Barnes; 435,213 shares for $1,523,246 in services rendered by various consultants and employees. The Company also approved for issuance in 1996 shares totalling approximately 1,047,300 for additional services performed by consultans and employees and for professional fees.

         In 1996, the Company will continue to fund the Acculase laser programs including the manufacture of excimer laser inventories for TMR application and placement in the European market, on a limited basis, of excimer lasers either for sale or for lease. Acculase had submitted an IDE application with FDA for its laser in July, 1996 and anticipate to be in first phase of clinical testing late in the year. These programs are estimated to require $1 million in cash outlays.

         The Company plans to provide limited resources for the marketing and enhancement of the AIM filter in 1996. Increase in funding, through loans from Ms. Barnes, is expected to be provided for Sentinel's Sentry-E system primarily due to progress made in the development of a functional hardware for the Sentry-E system and to complete the system's software development and, if possible, to manufacture a limited number of units for beta testing. The Company was also encouraged to further fund the Sentry-E system in 1996, in part, due to a favorable report prepared by Dr. Douglas Blough, Ph.D. of the University of California at Irvine. The Company is currently attempting to attract venture partner(s) for its Sentry-E system.

         Except for the Acculase laser technology, no major capital expenditure is anticipated in 1996.

         The Company will be funding its liquidity needs in 1996 as follows: LPI liquidity needs will be provided through sale of LPI's common stock and\or similar equity instruments. For the seven months of 1996, LPI raised approximately $700,000 which LPI believes is adequate to fill their liquidity needs for 1996. DECC and Marinco will be funded from their own internal operations. The balance of the Company's operations (Sentinel and Acculase) including corporate activities will be funded from sales of the Company's common stock, issuance of shares of common stock to employees, consultants and professionals for services, possible partnership with companies with similar technologies and from loans from Ms. Susan Barnes. The Company is currently in negotiation with several institution\investors for a possible private placement of the Company's securities.

RESULTS OF OPERATIONS

         As described above, the Company spun-off KSWI in December 1995 and Tri-Lite's operations were negatively affected by events preceding its Chapter 11 filing. Additionally, the Company's investment at Tri-Lite was less than 50% during most of the fourth quarter and lost effective control of the subsidiary as required by Tri-Lite's bank, among others. The Company's results of operations for 1995 reflected these events.

         The Company reported a loss of $19 million in 1995 compared with $22 million loss it experienced in 1994. Included in the loss is a provision of approximately $6.9 million in estimated and actual cost of the various litigations against the Company. Included in this provision is a $2.4 million judgement against the Company resulting from the Bo B. Sramek case (see Legal Proceedings); approximately $400,000 representing the value of the Company's common stock issued to the Company's unit holders and a former officer. The loss also included a $6.6 million write down in the Company's investment in Tri-Lite as a result of Tri-Lite's bankruptcy filing. Losses of $3.7 million totalled from Acculase ($1.6 million), LPI ($1,3 million) and from Sentinel ($.8 million). A total of $659 thousand was expensed related to the KSWI spin-off.

         For the six months ended June 1996, the Company will report a loss of approximately $2.6 million and anticipate to report a loss for the whole year of 1996. These losses reflects the continued developmental efforts for the Acculase excimer laser and the continued support of the commercialization efforts of Sentinel's fault tolerant computer.

         Net sales were $3.5 million in 1995 versus $30.9 million in 1994, restated to reflect the loss of KSWI due to its spin-off to shareholders in December 1995. The 1995 revenues exclude those of Tri-Lite due to the write off of the Tri- Lite's investment. In 1994, Tri-Lite contributed $28 million in the company's consolidated revenues. Sales in the power conversion group were negatively affected by the lack of sufficient cash due to the Company's decision to focus its resources in the Acculase laser technology.

         Net sales were $17.3 million in 1993 compared with $30.9 million in 1994. The increase in 1994 was primarily due to increase in Tri-Lite's revenues. The increase in Tri-Lite's revenues reflected the acquisition of NL Industries and SPL Corporation, which combined contributed approximately $12 million in revenues. The balance of the increase was due to increase in the Trio business segment.

         Selling, general and adnministrative expenses including research and development expenses were $14.1 million, $30.1 million, and $9.2 million for 1995, 1994 and 1993, respectively. As a percent of revenues, these expenses were 404%, 97% and 53% for 1995, 1994 and 1993, respectively. Expenses in 1995 included $6.9 million accrual for litigations and judgements against the Company, $659 thousands of expense relating to the KSWI distribution, and approximately $400 thousands accrual for the abandonment of a company facility. In 1994 and 1993, Tri-Lite contributed $10.3 million and $3.8 million, respectively in these expenses. The increase in Tri-Lite's expenses in 1994 over 1993 represent the expenses of NL Industries and SPL both acquired in 1994. In 1994, non-recurring and unusual expenses totalling approximately $14.8 million contributed to the increase in these expenses. These non-recurring and unusual items included write-offs of deferred product cost ($6.1 million), write-off of cost in excess of net assets of business acquired ($2.5 million), write-off of AIM's public offering cost ($1.0 million), various write-offs of receivables and claims and accruals for cost of litigations and others ($5.2 million).

         SEASONALITY AND EFFECT OF INFLATION. The Company's business is not subject to seasonal changes due to the high-technology nature of its products. The Company always consider inflation factors in its pricing strategy and do not consider price changes to have a material effect in its pricing.


Item 9. CHANGES IN AND DISAGREEMENTS WITHH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The Company's independent public accountants, Corbin & Wertz, notified the Company on February 16, 1996, that they were resigning from their engagement with the Company. Corbin & Wertz's report on the Company's financial statements for the year ended December 31, 1994 contained no adverse or disclaimer of opinion, nor was such report qualified or modified. The accountants did include two paragraphs in their report one expressing uncertainty as to the outcome and effect of pending class actions against the Company, and one addressing a prior period adjustment. Corbin & Wertz's report on the 1993 financial statements contained an "except for" paragraph regarding incorrect capitalization of certain costs. During the two most recent fiscal years and subsequent interim period preceding the resignation of Corbin & Wertz, there were no disagreements with said accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Corbin & Wertz would have caused it to make reference to the subject matter of the disagreements in connection with its report.

            Effective March 6, 1996, the Company retained Hein + Associates LLP, to act as its new independent public accountants.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS

            The names and ages of the directors and executive officers of the Company as of January 31, 1996 are as follows:

         Name                       Age                       Position                           Since
         ----                       ---                       --------                           -----
Bernard B. Katz                     65               Director, Chairman of the Board                      1989

E. Maxwell Malone                   59               Director, President and Chief                        1990
                                                     Executive Officer

Chaim Markheim                      51               Director, Vice President and                         1991
                                                     Chief Operating Officer

Richard A. Sergo                    52               Director, Chairman of the                            1993
                                                     Executive Committee

Henry J. Suerth                     50               Director                                             1989

         The directors shall serve until the next annual meeting of shareholders or until their successors are elected.

         Bernard B. Katz has been a director and Chairman of the Board of the Company since October 1989. He previously served as a director of the Company from April 1982 to March 1984, from January 1985 to May 1985, and also serves as consultant to the Company. He was a proponent of the Plan of Reorganization. Bernard B. Katz is also the spouse of Susan E. Barnes, a principal shareholder of the Company who also was a proponent of the Plan. He is also President of K.
B. Equities, Inc., a Nevada corporation wholly owned by Ms. Barnes.

         E. Maxwell Malone has served as a Director and President of the Company since 1990 and from 1989 to 1993 served as Chairman of the Board and Treasurer of TrueTech, Inc. Mr. Malone was a founder and, from its inception in August 1987, through June 1989, Chairman of the Board, President and Chief Executive Officer of Bristol Research, a manufacturer of primary processing boards for personal computers. From September 1985 to August 1987, Mr. Malone was Chief Financial Officer of Goglanian Bakers, Inc., a wholesale bakery. Mr. Malone was Chief Executive Officer of Studio Software, Inc. from March 1981 until August 1985. Prior to such time, Mr. Malone served as President of Pick Systems Corporation and Pencor International Corp., two computer software firms. In 1968 he was a co-founder of Microdata Corporation, a company engaged in the Manufacture of computer systems which was acquired by McDonnell Douglas Corporation in 1978. Prior to 1968, Mr. Malone was a senior scientific programmer for Lockheed Missiles & Space Corporation and Control Data Corporation as well as an instructor of Applied Statistics at Southern Illinois University.

         Chaim Markheim has served as Director and Vice President since 1991, From 1986 to 1991 he served as a business consultant to a diversified group of small companies including Helionetics and Definicon. In 1986, Mr. Markheim served as General Manager and Chief Financial Officer of Huntington Park Club Operation, Ltd. In 1984 and 1985 Mr. Markheim was a business consultant to Exxon, W. R. Grace, Owens-Illinois and Shell Chemicals and from 1982 to 1984 he served as a controller for the Beverage Business Unit of Campbell Soup Company. From 1976 to 1981 Mr. Markheim served in various financial positions with Atlantic Richfield Company and prior to that time as Auditor for Coopers and Lybrand and Seidman & Seidman. Mr. Markheim is a Certified Public Accountant in the State of California.

         Richard A. Sergo has been a Director of the Company and Chairman of the Executive Committee since October 1993. He has been the President and Chief Executive Officer of the Sentinel Systems since 1980 and is the inventor of its Sentry-E systems. He previously served as Chief Executive Officer, Sierra Vista Technologies, Inc., Chief Operating Officer, Eagle Computer Inc., Director of Product Development, Exxon Office Systems and Vice President of Operations, Decision Data computer Corporation. During his twenty-(two years in the electronics and computer industries, Mr. Sergo has also held marketing, engineering and manufacturing positions with Aydin, Litton and General Electric and has been responsible for generating fourteen patents, not including the patents assigned to Sentinel Systems. He completed his under-graduate work in Electrical Engineering at Purdue University.

         Henry J. Suerth resigned as a director of Helionetics in January 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000 including cash and issuance of securities.

                                                     Long Term Compensation
                  ---------------------------------------------------------------------------------------------
                       Annual Compensation                       Awards                  Payouts
                  ---------------------------------------------------------------------------------------------
                                          Other
                                          Annual        Restricted                                   All Other
                                          Compen-          Stock          (b)               LTIP       Compen-
                                          sation           Awards       Options/          Payouts       sation
                  Year       Salary         ($)             ($)          SARs(#)            ($)           ($)
                                                                                            (a)           (g)
Chairman of       1995       180,000 (f)        -                -        50,000                -            -
the Board         1994       180,000 (f)        -                -             -                -            -
K.B. Equities     1993       180,000            -                -             -                -            -
(services of
Bernard Katz)

CEO               1995       150,000                             -        50,000                -            -
E. Maxwell        1994       150,000       12,000  (c)           -             -                -            -
Malone            1993       120,000       12,000  (c)           -             -                -            -

COO               1995       120,000            -                -        50,000                -            -
Chaim             1994       120,000       20,188  (d)           -             -                -            -
Markheim          1993        72,000       12,000  (c)           -             -                -            -

Director (1)      1994       120,000            -                -             -                -            -
A. Alvin Katz     1993        50,000            -                -             -                -            -

Director          1995       120,000            -                -        50,000                -
Richard A.        1994       120,000       17,392  (d)           -             -                -      114,500  (e)
Sergo*            1993       120,000            -                -             -                -            -

Director          1995        45,500 (h)        -                -             -                -            -
Henry J.          1994             -            -                -             -                -            -
Suerth            1993             -            -                -             -                -            -

- -----------------------------

(1) Alvin Katz resigned as a Director of Helionetics on January 10, 1995.
(a) No stock appreciation rights were granted.
(b) Represents option vested at December 31, 1995 under a three year option with a similar vesting at the end of next year.
(c) Represents car allowance paid.
(d) Payment for 1994 and 1995 for lease of car.
(e) Bonus paid in 1994.
(f) Mr. Katz was paid a nominal amount in 1995 and 1994 for consulting and expenses due to cash constraints, however, shares of common stock were issued in 1995 partially for such services.
(g) Excludes reimbursement of certain expenses.
(h) Represents value of 130,000 shares of the Company's common stock for services performed.
* Represents compensation received as the President and Chief Executive Officer of Sentinel Systems, Inc.

Note: The Company has no employment agreements with the individuals mentioned above although Messrs Sergo, Markheim and Katz have employment agreements with Sentinel. However, Messrs. Markheim and Katz receive compensation only from Helionetics.

         The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives which were granted after January 1,1996.

                                       Option/SAR Grants in Last Fiscal Year
- -------------------------------------------------------------------------------------------------------------------
                                                                                Potential Realized Value at
                                                                                Assumed Annual Rates of
                                       Individual                               Stock Price Appreciation
                                          Grants                                  for Option Term(a)
- -------------------------------------------------------------------------------------------------------------------
                                     % of Total
                                     Options/SARs
                       Options/      Granted to      Exercise
                      SARs           Employees       or Base
                      Granted                        in Fiscal      Price          Expiration
Name                  (#)            Year            ($/Sh)          Date              5% ($)          10% ($)
- -------------------------------------------------------------------------------------------------------------------
Chairman of
the Board
Bernard B.
Katz                150,000             20%           3.50         12/31/97               N/A              N/A

CEO.
E. Maxwell
Malone              150,000             20%           3.50         12/31/97               N/A              N/A

COO
Chaim
Markheim            150,000             20%           3.50         12/31/97               N/A              N/A

Director
Richard
Sergo               150,000             20%           3.50         12/31/97               N/A              N/A

Director (Acculase)
Raymond
Hartman             150,000             20%           3.50         12/31/97               N/A              N/A

- --------------------------------
(a) These amounts, based on assumed appreciation rates of 5% and 10% rates prescribed by the Securities and Exchange Commission rules are not intended to forecast possible future appreciation, if any, of the Company's stock price. The closing price at January 1, 1996 of the Company's common stock is $0.16 per share (or equal to $1.60 after the 10 for 1 reverse stock split). The options above are post-split shares.

         The following table sets forth the number of shares covered by exercisable and unexercisable options held by such executives on January 1, 1996 and the aggregate gains that would have been realized had these options been exercised on January 1, 1996, even though these options were not exercised, and the unexercisable options could not have been exercised, on January 1, 1996. The Company did not issue stock appreciation rights.

                 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                Number of                 Value of Unexercised
                                                           Securities Underlying                  In-The-Money
                                                                Unexercised                      Options/SAR's
                       Shares Acquired                          Options/SAR's at          at Fiscal Year End (a)
                       Shares Acquired                                FY-End (#)       ($)
                         On Exercise       Value    -----------------------------------------------------------------
Name                              #      Realized   ($)Exercisable    Unexercisable     Exercisable     Unexercisable
                     ---------------------------------------------    -------------     -----------     -------------
K. B. Equities                -            -            50,000           100,000         N/A                N/A
 (Bernard B. Katz)
E. Maxwell Malone             -            -            50,000           100,000         N/A                N/A
Chaim Markheim                -            -            50,000           100,000         N/A                N/A
Richard A. Sergo              -            -            50,000           100,000         N/A                N/A
Raymond Hartman               -            -            50,000           100,000         N/A                N/A

- -----------------------------
(a) Market value of shares covered by in-the-money options on January 1, 1996, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price based on the last trading day in 1995 of $0.16 per share (or equal to $1.60 per share after the 10 for 1 reverse stock split).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership as of March 31, 1996, of the Company's common stock, by any person who is known to the company to be the beneficial owner of more than 5% of the Company's voting securities and by each director and by officers and directors of the Company as a group, on the basis that all securities provided to be issued under the Plan have in fact been issued.

                                                                Number                 Percentage
Name and Address                                              of Shares                  of Class
                                                              ------------             ----------
Susan E. Barnes                                               2,105,149(1)                  37.6%
      6849 Hayvenhurst*
      Van Nuys,  CA 91406
E. Maxwell Malone                                               106,954 (2)                  1.9%
Chaim Markheim                                                   80,763 (2)                  1.4%
Richard A. Sergo                                                 87,439 (2)                  1.5%
All current directors and
      officers as a group (3 persons)                           275,156                      4.9%

*     This address also applies to all persons listed.

(1) Includes 108,602 shares assuming conversion of Class C convertible preferred stock. Mr. Bernard B. Katz, the Chairman of the Board, is the husband of Susan Barnes and may be deemed her affiliate despite the fact that these shares are held as her separate property. Bernard B. Katz disclaims any interest therein, and Ms. Barnes declares that she is not an affiliate of the Company. Also includes 296,144 shares for services rendered to the Company, and 50,000 shares assuming options are exercised by Mr. Katz.

(2) Includes 35,047, 30,763, and 34,339 shares for services rendered by Mr. Malone, Mr. Markheim and Mr. Sergo respectively. Also includes 50,000 shares each assuming options are exercised by Mr. Malone, Markheim and Sergo.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      A. During 1995, Susan Barnes personally loaned an aggregate of $4,653,321 to the company, including payment of costs and expenses on behalf of the company for which she received secured debt. In 1995 a total of $5,517,465 of debt was exchanged for a total of 1,694,600 shares of the company's common stock at 60% of the market price (for $4,110,518 of debt) due to restrictions on transferability of the stock and at market price (for $1,406,947 of debt) after the company's successful negotiation with Ms. Barnes to accept market price. Shares totalling 47,142 were issued in 1995 in payment of consulting by KB Equities amounting to $165,000.

      B. Ms. Barnes, as the principal shareholder of the company, received a stock dividend of approximately 1,380,000 shares or 25% of KSW, Inc. distributed by the company to its shareholders of record as of December 4, 1995. In connection with the distribution, Ms. Barnes granted an irrevocable proxy of her shares to Mr. Floyd Warkol, President and CEO of KSWI. No officers or directors of Helionetics has any interest in KSWI after the distribution.

      C. The Company leased from KB Equities, Inc. its present corporate headquarter and DECC division facility for $216,000 per annum. No actual cash payments were made to KB Equities since the inception of the lease in September 1995.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A) The following documents are filed as part of this report:

         1. Financial statements. The following Financial Statements, together with the report of Hein + Associates LLP and Corbin & Wertz, are included in this report:

              Consolidated Balance Sheets - as of December 31, 1995 and 1994

              Consolidated Statements of Operations - For the years ended December 31, 1995, 1994, and 1993

              Consolidated Statements of Cash Flows - For the years ended December 31, 1995, 1994 and 1993

              Notes to Consolidated Financial Statements - For the years ended December 31, 1995, 1994 and 1993

         2.   Additional Exhibits

              (a) Certificate of Amendment to Articles of Incorporation
                  (incorporated by reference to Exhibit 2 to From 8K dated February 16, 1996)

              (b) Third Amended Plan of Reorganization and Disclosure Statement
                  of Laser Photonics, Inc. dated February 16, 1995 (incorporated by reference to Exhibit 1 and 2 of Form 8K dated May 15,
                  1995).

              (c) Subsidiaries:

                                                 State of
              Name                               Incorporation
              ----                               -------------
              Acculase, Inc.                     California
              AIM Energy, Inc.                   California
              Helio Computers, Inc.              Nevada
              Laser Photonics, Inc.              Delaware
              Marinco Computer
                  Products, Inc.                 Nevada
              Sentinel Systems, Inc.             Pennsylvania
              Tri-Lite, Inc.                     Pennsylvania

              (d) Exhibit 27 -- Financial Data Schedule


       (B)       Reports on Form 8-K

                 None filed in the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HELIONETICS, INC.

date:  August 5,1996                   /s/    E. Maxwell Malone
                                              -----------------------
                                              E. Maxwell Malone
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                                       Date
- ---------                           -----                                       ----
                                    Chief Executive Officer
                                    President
/s/  E. Maxwell Malone              Director                                     August 5, 1996
     ------------------------       (Principal Executive Officer)                --------------
     E. Maxwell Malone



/s/  Adriano O. Cayetano            Controller                                   August 5, 1996
     ------------------------       (Principal Accounting Officer)               --------------
     Adriano O. Cayetano



/s/  Chaim Markheim                 Vice President                               August 5, 1996
     ------------------------       Director                                     --------------
     Chaim Markheim



/s/  Bernard B. Katz                Chairman of the Board                        August 5, 1996
     ------------------------                                                    --------------
     Bernard B. Katz



/s/  Richard Sergo                  Director                                     August 5, 1996
     ------------------------                                                    --------------
     Richard Sergo

                          INDEX TO FINANCIAL STATEMENTS





                                                                                           PAGE
                                                                                           ----

INDEPENDENT AUDITOR'S REPORT - HEIN+ASSOCIATES LLP ..................................       F-2

INDEPENDENT AUDITOR'S REPORT - Corbin & Wertz .......................................       F-3

CONSOLIDATED BALANCE SHEETS - December 31, 1995 and 1994 ............................       F-4

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1995,
         1994 and 1993 ..............................................................       F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - For the Years Ended
         December 31, 1995, 1994 and 1993 ...........................................       F-8

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1995,
         1994 and 1993 ..............................................................       F-13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................................       F-18

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Helionetics, Inc.
Van Nuys, California


We have audited the accompanying consolidated balance sheet of Helionetics, Inc. (a California corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helionetics, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Helionetics, Inc. will continue as a going concern. As shown in the accompanying financial statements, the Company reported a net loss for 1995 of $19,372,000, and as of December 31, 1995 had a working capital deficit and a shareholders' deficit of $13,628,000 and $10,106,000, respectively. A substantial portion of the 1995 loss, and the related effect on the Company's December 31, 1995 balance sheet, is attributable to certain one time events, including accruals for possible litigation settlements of $6,946,000 as further discussed in Note 13, the equity in the net loss and the write off of the balance of the Company's investment in a subsidiary which filed Chapter 11 Bankruptcy protection in the amount of $6,609,000, and the establishment of inventory and other reserves amounting to $1,269,000. The Company believes that its current ongoing operations are viable. However, the Company has significant accrued litigation settlements, as well as other actual and contingent liabilities, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Hein+Associates LLP

HEIN+ASSOCIATES LLP
Certified Public Accountants

Orange, California
May 24, 1996, except for Note 20
which is as of July 29, 1996

                                 CORBIN & WERTZ
                CERTIFIED PUBLIC ACCOUNTANTS BUSINESS CONSULTANTS
                           AN ACCOUNTANCY CORPORATION



THIS IS A COPY OF A PREVIOUSLY ISSUED CORBIN & WERTZ AUDIT REPORT. CORBIN & WERTZ RESIGNED AS THE COMPANY'S AUDITORS ON FEBRUARY 16, 1996 BUT HAVE NOT WITHDRAWN THEIR OPINION FOR 1994 AND 1993. CORBIN & WERTZ HAS DECLINED TO REISSUE THIS REPORT DUE TO A FEE DISPUTE WITH THE COMPANY.


                         REPORT OF INDEPENDENT AUDITORS


To Helionetics, Inc.

We have audited the accompanying consolidated balance sheets of Helionetics, Inc. (a California corporation) and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Helionetics, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 13, the Company is a defendant in class actions seeking unspecified damages allegedly resulting from the purported violation of federal securities laws. Although management believes that these actions are without merit and intends to defend them vigorously, the ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result from the resolution of these actions has been made in the accompanying consolidated financial statements.

As discussed in Note 3, the accompanying consolidated financial statements as of December 31, 1993 and for each of the years in the two-year period then ended have been restated to expense certain deferred product costs that had been prviously capitalized by the Company but which, in our opinion, were not recoverable and/or represented development costs. It was previously management's opinion that such costs would be recoverable upon the consummation of initial public offerings of certain subsidiaries of the Company. Had the offerings been completed, the costs would have been recovered and our opinion would have been modified to eliminate the qualification. However, the Company has been unable to complete the offerings due to circumstances beyond its control (including the delays by the American Stock Exchange in concluding an investigation of the Company, and accordingly, has restated its 1993 and 1992 consolidated financial statements.



CORBIN & WERTZ


Irvine, California
April 14, 1995

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                                                  DECEMBER 31,
                                                                             ---------------------
                                                                              1995          1994
                                                                             ------        -------

                                        ASSETS

CURRENT ASSETS:
         Cash and cash equivalents:
                  Unrestricted                                               $   96        $ 5,464
                  Restricted                                                     93            -
         Marketable securities, available for sale                              -              633
         Accounts receivable, less allowance of $110 in 1995 and
                  $643 in 1994, respectively                                    428          5,512
         Contracts receivable                                                   -            5,908
         Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                         -              446
         Notes receivable from officers, less allowance of $100                 -               40
                  in 1994
         Inventories                                                            960          8,174
         Prepaid expenses and other                                             133          1,081
                                                                             ------        -------
                           Total current assets                               1,710         27,258
                                                                             ------        -------
PROPERTY AND EQUIPMENT, at cost:
         Leasehold Improvements                                                 232          1,345
         Machinery and equipment                                              1,600          6,600
                                                                             ------        -------
                                                                              1,832          7,945
         Less - accumulated depreciation and amortization                      (796)        (4,886)
                                                                             ------        -------

                                                                              1,036          3,059
                                                                             ------        -------
OTHER ASSETS:
         Patent costs, net                                                      188            331
         Excess of cost over net assets of acquired companies, net            4,351         11,367
         Notes receivable and other                                              64          1,636
                                                                             ------        -------
                           Total other assets                                 4,603         13,334
                                                                             ------        -------
TOTAL ASSETS                                                                 $7,349        $43,651
                                                                             ======        =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Current portion of notes payable and long-term debt                 $1,093        $ 3,259
         Current portion of notes and loans payable to related parties          -               25
         Accounts payable                                                     4,165         14,813
         Billings in excess of costs and estimated earnings on
                   uncompleted contracts                                        -              754
         Accrued liabilities                                                 10,080          4,053
                                                                             ------        -------
                           Total current liabilities                         15,338         22,904
                                                                             ------        -------
Notes payable and long-term debt, net of current portion                        898            735
                                                                             ------        -------
Notes and loans payable to related parties, net of current portion
                                                                              1,009          4,520
                                                                             ------        -------
Other long-term liabilities                                                      45            -
                                                                                           -------
Minority interests                                                              165          4,171
                                                                             ------        -------
Mandatorily redeemable common stock (15,000 shares at $33.30                    -              500
                                                                             ------        -------
         per share at December 31, 1994)
                      Total liabilities                                      17,455         32,830
                                                                             ------        -------

                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)

                                                                                       DECEMBER 31,
                                                                                  ---------------------
                                                                                   1995          1994
                                                                                  ------        -------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)
STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred stock, no par value; 2,000,000 shares authorized;
                  no shares issued or outstanding                                      -               -
         Class A convertible preferred stock, no stated value; 150,000 shares authorized; 51,000 issued and outstanding at December 31, 1995
                  and 1994                                                             -               -
         Class B convertible preferred stock, no stated value; 150,000 shares authorized; 57,000 issued and outstanding at December
                  31, 1995 and 1994                                                    -               -
         Class C convertible preferred stock; $3.50 stated value; 2,800,000 shares authorized; 304,000 and 333,000 shares issued and
                  outstanding at December 31, 1995 and 1994, respectively              692             793
         Class D convertible preferred stock, $10.00 stated value;
                  100,000 shares authorized; no shares issued or outstanding           -               -
         Class E convertible preferred stock, $10.00 stated value; 90,000
                  shares authorized; no shares issued or outstanding                   -               -
         Class F convertible preferred stock, no stated value; 2,800,000 shares authorized; 0 and 94,000 shares outstanding at December
                  31, 1995 and 1994, respectively                                      -               206
         Class G convertible preferred stock, no stated value; 9,000
                  shares authorized; no shares issued or outstanding                   -               -
         Class H convertible preferred stock; 1,150,000 shares
                  authorized; no shares issued or outstanding                          -               -
         Common stock, no par value; 10,000,000 shares authorized; 4,939,000 and 2,658,000 shares issued and outstanding at December 31,
                  1995 and 1994                                                     78,571          70,292
         Common stock subscribed ( 0 and 38,000 shares as of December 31, 1995
                  and 1994, respectively)                                              -               555
         Additional paid-in capital                                                  2,674           2,674
         Accumulated deficit                                                       (92,043)        (63,699)
                                                                                  --------        --------

                           Total stockholders' equity (deficit)                    (10,106)         10,821
                                                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  7,349        $ 43,651
                                                                                  ========        ========


              See accompanying notes to these financial statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands except share and per share data)



                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               1995            1994            1993
                                                             --------        --------        --------
REVENUES:
         Contracts                                           $    908        $  1,759        $  3,014
         Products and services                                  2,581          29,051          14,304
         Management fees                                          -                91             -
                                                             --------        --------        --------
         Total revenues                                         3,489          30,901          17,318
                                                             --------        --------        --------

COSTS AND EXPENSES:
         Contracts                                              2,181           1,995           1,820
         Products and services                                  1,505          22,909          10,350
         Selling, general and administrative                   13,101          24,184           7,932
         Research and development (including
            purchased research and development)                 1,017           5,938           1,315
         Interest                                                 251             365             432
                                                             --------        --------        --------
            Total costs and expenses                           18,055          55,391          21,849
                                                             --------        --------        --------

OTHER INCOME (EXPENSE):
         Gain (loss) from settlement of payables                  -               (10)             41
         Gain (loss) on sale of marketable securities              52            (498)            -
         Gain arising from issuance by a subsidiary of
            its own stock                                         -               189           2,657
         Loss on conversion to equity method                      -               (71)           (143)
         Loss on less than 50% owned subsidiaries              (6,609)            -               -
         Interest Income                                          181             -               -
         Other, net                                               266               6             (54)
                                                             --------        --------        --------
            Total other income (expense)                       (6,110)           (384)          2,501
                                                             --------        --------        --------

Income (loss) before minority interest and income
         taxes                                                (20,676)        (24,874)         (2,030)

Minority interest in net losses of subsidiaries                   455           2,223              64
                                                             --------        --------        --------

Loss from continuing operations before income
         taxes
                                                              (20,221)        (22,651)         (1,966)

Income taxes                                                      -               (48)             (8)
                                                             --------        --------        --------
         Loss from continuing operations                      (20,221)        (22,699)         (1,974)
                                                             --------        --------        --------

DISCONTINUED OPERATIONS:
         Income from operations of discontinued
            segment, net of income taxes of $155,
            $395 and $30                                          849           1,149           1,354
         Gain on disposal of discontinued operations              -               -               936
                                                             --------        --------        --------
         Income from discontinued operations                      849           1,149           2,290
                                                             --------        --------        --------
NET INCOME (LOSS)                                            $(19,372)       $(21,550)       $    316
                                                             ========        ========        ========

                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands except share and per share data)
                                   (continued)


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                    1995          1994          1993
                                                   ------        ------        ------
NET INCOME (LOSS) PER COMMON AND
    EQUIVALENT SHARE:

Primary:
         Loss from continuing operations           $(5.28)       $(9.20)       $(1.35)
         Income from discontinued operations          .22           .47          1.57
                                                   ------        ------        ------
                  Net income (loss)                $(5.06)       $(8.73)       $  .22
                                                   ======        ======        ======

Fully diluted:
         Loss from continuing operations           $(5.28)       $(9.20)       $(1.14)
         Income from discontinued operations          .22           .47          1.32
                                                   ------        ------        ------
                  Net income (loss)                $(5.06)       $(8.73)       $  .18
                                                   ======        ======        ======


              See accompanying notes to these financial statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)


                                                                    CONVERTIBLE PREFERRED STOCK
                               ------------------------------------------------------------------------------------------------
                                   CLASS A            CLASS B            CLASS C                CLASS F              CLASS G
                               ---------------   ----------------   ----------------       ----------------     ---------------
                               SHARES   AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT       SHARES    AMOUNT     SHARES   AMOUNT
                               ------   ------   ------    ------   ------    ------       ------    ------     ------   ------
BALANCES,
  JANUARY 1, 1993              51,000   $  --     71,000   $  --    359,000   $  885       832,000   $ 1,401     9,000   $  880
Conversion of Class B
  preferred stock                --        --    (14,000)     --       --        --           --        --        --        --
Conversion of Class C
  preferred stock                --        --       --        --    (18,000)     (65)         --        --        --        --
Exchange of outstanding
  warrants                       --        --       --        --       --        --      1,300,000     2,860      --        --
Conversion of Class F
  preferred stock                --        --       --        --       --        --     (1,755,000)   (3,861)     --        --
Repurchase and retirement of
  Class F preferred stock        --        --       --        --       --        --        (15,000)      (43)     --        --
Conversion of Glass G
  preferred stock                --        --       --        --       --        --           --        --      (9,000)    (880)
                               ------   ------   -------   ------   -------   ------    ----------   -------    ------   ------
BALANCES,
  DECEMBER 31, 1993            51,000      --     57,000      --    341,000      820       362,000       357      --        --
Conversion of Class C
  preferred stock                --        --       --        --     (8,000)     (27)         --        --        --        --
Exchange outstanding
  warrants                       --        --       --        --       --        --         84,000       184      --        --
Conversion of Class F
  preferred stock                --        --       --        --       --        --       (352,000)     (335)     --        --
                               ------   ------   -------   ------   -------   ------    ----------   -------    ------   ------


                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                  (continued)

                                                              Convertible Preferred Stock
                            ------------------------------------------------------------------------------------------------
                                 Class A             Class B             Class C             Class F             Class G
                            ----------------    ----------------    ----------------    ----------------    ----------------
                            SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
                            ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
BALANCES,
  December 31, 1994         51,000        -     57,000        -    333,000       793    94,000       206       -          -
Conversion of Class C
  preferred stock               -         -         -         -    (29,000)     (101)       -         -        -          -
Conversion of Class F
  preferred stock               -         -         -         -         -         -    (94,000)     (206)      -          -
                            ------    ------    ------    ------   -------     -----    ------    ------     ------   ------
BALANCES,
  December 31, 1995         51,000    $   -     57,000    $   -    304,000     $ 692        -     $   -        -      $   -
                            ======    ======    ======    ======   =======     =====    ======    ======     ======   ======



                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                  (continued)

                                             COMMON STOCK              ADDITIONAL       RETAINED
                                        ----------------------          PAID-IN         EARNINGS
                                        SHARES          AMOUNT          CAPITAL         (DEFICIT)
                                        ------          ------          -------         --------
BALANCES, JANUARY 1, 1993               1,090,000       $35,660         $3,024          (42,838)

Stock issued for business acquisitions     14,000           176             --               --
Issuance of stock for services             35,000           510             --               --
Offshore sale of common stock for cash,
  net of offering costs (average price
  of $18.50)                              195,000         3,603             --               --
Offshore sale of common stock for
  inventory, net of offering costs        101,000         3,791             --               --
Conversion of Class B preferred stock      14,000            48             --               --
Conversion of Class C preferred stock       2,000            65             --               --
Conversion of Class F preferred stock     176,000         3,861             --               --
Conversion of Class G preferred stock      29,000           880             --               --
Conversion of Class H preferred stock     100,000         1,700             --               --
Issuance of Helionetics units              59,000           508             --               --
Stock issued for investment in AccuLase    27,000           276             --               --
Dividend reversal on preferred stock           --            --             --              658
Net income as previously reported              --            --             --            1,774
Prior period adjustments                       --            --             --           (1,458)
                                        ---------       -------         ------          -------


                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)

                                                                                                  ADDITIONAL      RETAINED
                                                                           COMMON STOCK            PAID-IN        EARNINGS
                                                                      SHARES         AMOUNT        CAPITAL        DEFICIT
                                                                    ---------        ------       ----------      --------
BALANCES, DECEMBER 31, 1993                                         1,842,000        51,078         3,024         (41,864)

Issuances of stock for acquisition of purchased
 research and development                                             140,000         2,170             -               -
Issuance of stock for services                                         23,000           406             -               -
Offshore sales of  common stock for cash, net of
 offering costs (average price of $25.20)                             571,000        14,393             -               -
Conversion of Class C preferred stock                                   1,000            27             -               -
Conversion of Class F preferred stock                                  35,000           335             -               -
Issuance of stock to acquire equity securities
(excluding common stock to be issued of 41,000 shares)                  8,000           128             -               -
Issuance of common stock subscribed at December 31,  1993              36,000         1,721             -               -
Issuance of common stock for legal settlement                           1,000            16             -               -
Issuance of common stock for cash                                       1,000            18             -               -
Rescission of liability assumed by a shareholder                            -             -          (350)              -
Dividends-in-kind                                                           -             -             -            (285)

                       HELIONETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)

                                                                                                  ADDITIONAL      RETAINED
                                                                           COMMON STOCK            PAID-IN        EARNINGS
                                                                      SHARES         AMOUNT        CAPITAL        DEFICIT
                                                                    ---------        ------       ----------      --------

BALANCES, DECEMBER 31, 1994                                         2,658,000        70,292         2,674         (63,699)

Issuance of stock for accrued wages                                   171,000           600             -               -
Issuance of stock for services                                        217,000           759             -               -
Conversion of Class C preferred stock                                   3,000           101             -               -
Conversion of Class F preferred stock                                   9,000           206             -               -
Issuance of additional stock for Helionetics units                    118,000           357             -               -
Cancellation of mandatorily redeemable shares                               -           500             -               -
Issuance of common stock for legal settlement                          21,000            74             -               -
Issuance of common stock for liability to shareholder               1,742,000         5,682             -               -
Dividend of KSW, Inc.                                                       -             -             -          (8,972)
Net loss                                                                    -             -             -         (19,372)
                                                                            -             -             -         -------
BALANCES, DECEMBER 31, 1995                                         4,939,000       $78,571        $2,674        $(92,043)
                                                                    =========       =======        ======        ========

              See accompanying notes to these financial statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                  1995               1994              1993
                                                                  ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations                             $(20,221)          $(22,699)         $(1,974)
                                                                 --------           --------          -------
 Adjustments to reconcile net loss to net cash used in
  operating activities of continuing operations:
   Depreciation and amortization                                    1,187              1,228              654
   Gain on change in carrying value of investment                       -               (189)               -
   Write-off of assets                                                570              1,250                -
   Purchased research and development                                   -              2,170                -
   Loss (gain) on settlement of payables                                -                 10              (41)
   Gain on sale of securities                                         (52)               498                -
   Loss of conversion of equity method                                  -                 71              143
   Provision for losses on accounts receivable                        (65)               951              450
   Provision for obsolete inventory                                   200                773              165
   Stock issued for legal settlement                                  431                  -                -
   Stock issued for services and settlement of                        759                520              510
    payables
   Minority interest in losses by subsidiary                         (355)            (2,223)             (64)
   Legal liability assumed by proponent                               994                  -                -
   Change in operating assets and liabilities, net of
    effects of purchase of acquired companies:
     Receivables                                                      267                443           (2,213)
     Inventories                                                      599             (3,105)          (1,835)
     Prepaid expenses and other current assets                         31               (269)            (181)
     Accounts payable                                                 (69)             4,776             (334)
     Payable to joint venture                                           -                  -            1,110
     Accrued liabilities                                            7,080                177             (512)
     Deferred service incomeand other current
       liabilities                                                     61               (838)             (88)
                                                                   ------              -----            ------
 Net adjustments                                                   11,638              6,243            (2,236)
                                                                   ------              -----            ------
   Net cash used in continuing operations                          (8,583)           (16,456)           (4,210)
                                                                   ------              -----            ------
Net income (loss) from discontinued operations                        849              1,149             2,290
                                                                   ------              -----             -----
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) discontinued operations:
   Gain on disposition of discontinued operations                       -                  -            (1,114)
   Depreciation and amortization                                      383                545               128
   Gain on settlement of payables                                       -                  -                12
   Provision for losses on accounts receivable                          -                  -                 -
   Provision for income taxes                                        (335)                 -                 -
   Minority interest                                                 (100)                 -                 -
   Change in operating assets and liabilities:
     Accounts receivable                                           (2,681)             1,416            (1,353)
     Accounts payable                                               2,997                543             1,176
Net cash provided by discontinued operations                        1,113              3,653             1,139
                                                                    -----              -----             -----
Net cash used in operating activities                              (7,470)           (12,803)           (3,071)
                                                                   ------             -------           ------

                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                1995            1994               1993
                                                                ----            ----               ----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash dividend from subsidiary                                   495                -                 -
 Purchases of property and equipment                             (62)            (827)             (453)
 Cash (paid) acquired in business acquisitions                    16              228              (297)
 Cash paid in connection with investment in AccuLase               -                -               756
 Proceeds from sale of marketable securities                     817                -                 -
 Proceeds from sale of assets of discontinued operations           -                -              (270)
 Restricted cash                                                 (93)               -                 -
 Other assets                                                    (15)          (1,377)           (1,266)
 Net liabilities from discontinued operations                      -                -                19
                                                                   -                -                 -
       Net cash provided by (used in) investing                1,158           (1,976)           (1,511)
         activities                                            -----           ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit                                      -            3,005                 -
 Proceeds from note payable and long-term debt                    93               64               500
 Proceeds from notes and loans payable to proponents
          and shareholders, net                                1,152              860               453
 Principal payment on note and long-term debt                    (32)          (4,642)           (2,084)
 Proceeds from note payable to related party                       -                4                 -
 Repurchase of mandatorily redeemable common stock                 -           (1,000)                -
 Issuance of Class F convertible preferred stock, net              -              184                 -
 Conversion of Class A and B preferred stock, net                  -                -                48
 Repurchase of Class F convertible preferred stock                 -                -               (43)
 Proceeds from offshore and other sale of common stock,
   net of offering costs                                           -           15,711             5,939
 Proceeds from sale of Helionetics unites, net                     -                -               507
 Decrease in subscriptions receivable                              -                -                 -
 Minority interest                                              (269)           3,088             2,177
                                                                 ---            -----             -----
       Net cash provided by financing activities                 944           17,274             7,497
                                                                 ---           ------             -----

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   (5,368)           2,495             2,915

CASH AND CASH EQUIVALENTS, beginning of period                 5,464            2,969                54
                                                               -----            -----                --

CASH AND CASH EQUIVALENTS, end of period                     $    96          $ 5,464           $ 2,969
                                                                 ===           ======            ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                              $   204          $   608           $   477
                                                             =======          =======           =======
  Taxes paid                                                 $     -          $    49           $     5
                                                             =======          =======           =======

                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

     1995

     During the year ended December 31, 1995, the Company acquired a subsidiary as descibed in Note 14. In conjunction with this acquisition, the aggregate assets acquired and liabilities assumed are as follows:

     Fair value of the assets acquired, net of cash                       $     4,136
     Value of shares of subsidiary given as consideration                        (893)
     Cash acquired in the acquisition, net                                         16
                                                                          -----------

     Liabilities assumed                                                  $     3,259
                                                                          ===========

     During 1995, the Company transferred marketable securities to a related party of $48 and reduced the note payable to related party.

     During 1995, the Company acquired property through issuance of notes payable to related parties of $201.

     The Company converted Class C and Class F preferred shares into 3,000 and 9,000 shares of common stock amounting to $101 and $206, respectively.

     The Company issued 118,000 shares of additional common stock for $357 for Helionetics units.

     The Company canceled 15,000 manditorily redeemable common shares for $500.

     See Note 10 for noncash transactions relating to common stock issued for services and accrued liabilities.

     See Note 10 for noncash transactions relating to common stock subscribed.

     See Note 10 for noncash transactions relating to the dividend in-kind.

     See Note 8 for conversion of notes payable - related party to common stock.

                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)


     1994

     During the fiscal year ended December 31, 1994, the Company acquired certain subsidiaries as described in Note 14. In conjunction with these acquisitions, the aggregate assets acquired and liabilities assumed are as follows:

     Fair value of the assets acquired, net of cash                                  $    8,704
     Value of shares of subsidiary given as consideration                                (1,275)
     Fair value of receivable given as consideration                                     (1,508)
     Notes and other payables given as consideration                                     (2,055)
     Cash acquired in the acquisition, net                                                  228
                                                                                     ----------

     Liabilities assumed                                                             $    4,094
                                                                                     ==========

     See Note 4 for noncash transactions relating to marketable securities during 1994.

     See Note 14 for noncash transactions relating to the modification of the acquisition agreement with KSW, Inc.

     During 1994, the Company acquired property through the issuance of capital leases totaling $113.

     The Company converted Class C and Class F preferred shares into 1,000 and 35,000 shares of common stock amounting to $27 and $335, respectively.

     See Note 10 for noncash transactions relating to common stock subscribed.

     See Note 10 for noncash transactions relating to the dividend in-kind.

                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)


     1993

     During the fiscal year ended December 31, 1993, the Company acquired certain subsidiaries as described in Note 13. In conjunction with these acquisitions, the aggregate assets acquired and liabilities assumed are as follows:

     Fair value of the assets acquired, net of cash                                  $14,501
     Value of shares given as consideration                                           (3,898)
     Fair value of receivable given as consideration                                     (21)
     Notes and other payables given as consideration                                  (4,897)
     Cash given in the acquisition, net                                                 (297)
                                                                                     -------

     Liabilities assumed                                                             $ 5,388
                                                                                     =======

     During 1993, the Company incurred debt to proponents of $514 related to the Company's investment in AccuLase. In addition, the Company issued 1,300,000 Class F preferred warrants and converted Class H preferred stock held by the proponent into 100,000 shares of common in exchange for a decrease in debt to proponent of $2,860 and $1,700, respectively.

     The Company converted Class C, Class F and Class G preferred shares into 2,000, 176,000 and 29,000 shares of common stock amounting to $65, $3,861 and $880, respectively, during the year ended December 31, 1993.

     The Company consummated an offshore sale of 33,000 shares of its common stock in exchange for inventory which has not been received as of December 31, 1993 (see Note 10).

     Debt of $110 was incurred during 1993 related to the acquisition of a claim in bankruptcy.

     The Company reduced common stock for offering costs of $444 which were capitalized as of December 31, 1993.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

1. DESCRIPTION OF COMPANY:

     Helionetics, Inc. (the Company) was incorporated in 1970 and as of December 31, 1995 its continuing operations are comprised of:

     Helionetics, Inc. - Through its divisions, DECC and CPP, designs, manufactures and markets a broad line of electronic power conditioners;

     Laser Photonics, Inc., a 75% owned subsidiary of the Company - Engaged in the development, manufacture and marketing of laser systems and accessories for medical and scientific applications. The Company purchased Laser Photonics, Inc. (LPI) on May 22, 1995 in exchange for all of the Company's common stock in Acculase, Inc., $1,000 cash, and $215 in expenses. LPI emerged from Chapter 11 bankruptcy on May 22, 1995. Consistent with the accounting for "Fresh Start" reporting, the previous accumulated deficit of LPI was eliminated and it's capital structure was recast in conformity with it's approved plan;

     AccuLase, Inc., a 76.1% owned subsidiary of Laser Photonics, Inc. - Recently completed the development of a laser for the health care industry. Prior to December 1, 1994, the Company owned 7.4% of the outstanding common stock of AccuLase, Inc. (Acculase), and accounted for such investment under the cost method. Effective December 1, 1994, the Company purchased an additional 68.7% of the outstanding common stock of AccuLase. The investment in AccuLase and the consolidated results of operations for the year ended December 31, 1993 and accumulated deficit as of December 31, 1993 were adjusted retroactively in a manner consistent with the accounting for a step-by-step acquisition of a subsidiary. The consolidated results of operations for December 31, 1993 were reduced by $143 and the accumulated deficit as of December 31, 1993 was increased by $555. On May 22, 1995, AccuLase was contributed to Laser Photonics, Inc. in accordance with the purchase of LPI as described above;

     Helio Computers, Inc., a 100% owned subsidiary of the Company - Designs, manufactures and markets add-on computer products;

     AIM Energy, Inc., a 100% owned subsidiary of the Company - Provides electrical energy management for lighting of commercial buildings;

     Sentinel Systems, Inc., a 90% owned subsidiary of the Company - Designs and manufactures fault tolerant computers;

     Marinco Computer Products, Inc., a 100% owned subsidiary of the Company - Provides maintenance and services for personal computers;

     KSW, Inc. - See Note 14

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

        Tri-Lite, Inc., an approximate 49% owned subsidiary of the Company - Designs, sources, manufactures and markets lighting products for use in new construction and remodeling of retail, commercial and residential buildings. Effective February 26, 1996, Tri-Lite, Inc. (Tri-Lite) filed for bankruptcy under

        Chapter 11 of the U.S. Bankruptcy Act. As of the date of this report, the courts have not approved a final plan of reorganization. As such, the Company's investment and related intercompany balances in Tri-Lite have been reduced to zero in the accompanying financial statements. During 1994, Tri-Lite sold shares of its common stock to unrelated parties thereby decreasing the Company's ownership of Tri-Lite from 62.7% as of January 1, 1994 to 35.6% as of December 31, 1994. Due to the reduction of ownership and control over Tri-Lite, and the bankruptcy filing previously disclosed, the Company changed its method of accounting for their investment in Tri-Lite for 1995 from consolidation to the equity method. The consolidated financial statements of the Company as of December 31, 1994 and for the years then ended have not been restated.

        The summarized financial statement information of Tri-Lite, Inc. and subsidiaries as of December 31, 1995 and for the year then ended that follows has been prepared from the internal, unaudited, books and records prepared by the management of Tri-Lite, Inc. In the opinion of management of Tri-Lite and the Company, the summarized financial information contain all adjustments necessary to present fairly Tri-Lite's financial position and results of operations for the period presented. However, due to Tri-Lite's Chapter 11 Bankruptcy Filing, adjustments may be required which could be material to the financial position and results of operations of Tri-Lite:

                                                                               DECEMBER 31, 1995
                                                                                  (UNAUDITED)

              Assets                                                                $10,186
                                                                                    =======
              Liabilities                                                           $ 9,865
                                                                                    =======
              Stockholders' Equity                                                  $   321
                                                                                    =======


                                                                              FOR THE YEAR ENDED
                                                                               DECEMBER 31, 1995
                                                                                  (UNAUDITED)

              Revenues                                                              $33,438
              Cost of Sales                                                          28,046
                                                                                    -------
                  Gross Profit                                                        5,392

              Selling General and Administrative Expense                             13,937
              Interest Expense                                                          633

                  Net (Loss)                                                        $(9,178)
                                                                                    =======

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Prolite Lighting and Sign Maintenance, Inc. ("Prolite"), a 100% owned subsidiary of Tri-Lite, Inc. - Provides electrical energy management for lighting of industrial and commercial buildings. In early 1996, Prolite commenced liquidation proceedings;

         Self-Powered Lighting, Inc., a 100% owned subsidiary of Tri-Lite - Manufactures and markets lighting products. Prior to January 1, 1994, Self-Powered Lighting, Inc. (SPL) was a 100% owned subsidiary of the Company. Effective January 1, 1994, the Company sold all of the outstanding stock of SPL to Tri-Lite, Inc. in exchange for 550,000 shares of Tri-Lites, Inc.'s common stock valued at approximately $448 which was the historical cost of the net assets of SPL at December 31, 1993. Upon the Company's filing of an application with the American Stock Exchange for the listing of the 550,000 shares, the American Stock Exchange did not grant the Company approval to issue such shares to the Parent. On August 3, 1994, the Company entered into an agreement with the Parent to issue a $1,800 note payable in exchange for the 550,000 shares of the Company's common stock issued to acquire SPL. The transfer of net assets was recorded at historical cost in a manner similar to a pooling of interests. Due to the Chapter 11 filing by Tri-Lite, Inc. on February 26, 1996, SPL was forced to file it's own Chapter 11 Bankruptcy on March 22, 1996;

         N. L. Corporation, a 100% owned subsidiary of Tri-Lite, Inc. - Effective March 1, 1994, Tri-Lite, Inc. acquired all of the issued and outstanding shares of N. L. Corporation, through a statutory tax free reorganization. Under the terms of the acquisition agreement, Tri-Lite, Inc. issued 300,000 shares of its common stock valued at approximately $825 (based on fair market value of Tri-Lite's stock on March 1, 1994 discounted for trading restrictions) and agreed to issue up to 300,000 shares of contingent consideration, over a period of three years, pursuant to an earnout formula based on pretax income in 1994 through 1996. In September, 1994, the terms of the agreement were modified to require Tri-Lite to issued the 300,000 contingent common shares upon the passage of time rather than on an earnout formula. The shares are held in a joint escrow account and are to be released as follows:
         150,000 shares on August 31, 1995 and 150,000 shares on February 28, 1997. These additional shares were valued at approximately $450 (based on fair market value of Tri-Lite's stock on September 30, 1994 discounted for trading restrictions). The acquisition was accounted for using the purchase method of accounting with the purchase price of $1,275, plus acquisition costs of approximately $59, allocated among the assets acquired and liabilities assumed on the basis of their estimated fair values. The excess of approximately $1,509 of the purchase price over the net assets assumed was allocated to goodwill. During 1995, N.L. Corporation was merged into Tri-Lite, Inc. and operated thereafter as a division of Tri-Lite. In early 1996, N.L. Corporation - the division, ceased operations.

         The Company operates in the following five segments (see Note 17):

         PowerConditioning Products Group - through Helionetics and its DECC and CPP divisions, and AIM Energy, Inc.;

         Computer Add-On Products Group - through Sentinel Systems, Inc., Helio
              Computers, Inc. and Marinco Computer Products, Inc.;

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Consumer Lighting Group - through Tri-Lite, Inc. and its subsidiaries,
              N. L. Corporation and Self-Powered Lighting, Inc.; and Prolite Lighting and Sign Maintenance, Inc.;

         Laser Systems and Accessories Group - through Laser Photonics, Inc.;

         Health Care Group - through AccuLase, Inc.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. During 1995, the Company changed its method of accounting for Tri-Lite, Inc. from consolidation to the equity method (see Note
         1). In preparing these consolidated financial statements, all material intercompany transactions and accounts have been eliminated.

         Revenue Recognition - Contract revenues are recognized on the basis of percentage of completion for contracts extending three or more months and on the completed contract method on contracts with less than three months of completion. Costs and estimated earnings on specific jobs in excess of billings are treated as a current asset; billings in excess of cost and estimate earnings are treated as a current liability. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as depreciation, indirect labor and supplies. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Change-orders which may result in revisions to costs and income are recognized in the period in which the revisions are approved.

         Government contract costs, including indirect costs, are subject to audit and adjustment by negotiation between the Company and government representatives. Indirect contract costs have been agreed upon through 1987. Contract revenues have been recorded at amounts which are expected to be realized upon final settlement.

         Claims on contracts are not recorded as income until it is probable that the claim will result in additional contract revenue and the amounts can be reasonably estimated.

         Extended maintenance contracts are amortized over the life of the contracts.

         Revenues from the sale of lighting, computer, and laser products are recognized upon shipment. The Company and its subsidiaries record a provision for the effect of returned products at the time the units are shipped.

         Marketable Securities Available-For-Sale - In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement is effective for fiscal years beginning after

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         December 15, 1993 and addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company adopted SFAS 115 effective January 1, 1994. The effect of the change was not significant. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in stockholders' equity. The securities are classified as either current or long-term assets based upon the intentions of management of the Company as to whether such securities will be sold within the next twelve months.

         Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or estimated net realizable value. Costs include direct material, direct labor and applicable manufacturing and engineering overhead. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

         At December 31, 1995 and 1994, inventories consisted of the following:

                                                                                                  1995                1994
                                                                                                  ----                ----

                          Raw Materials                                                           $582               $3,098
                          Work-in-process                                                          310                  970
                          Finished goods                                                            68                4,106
                                                                                                  ----               ------

                                                                                                  $960               $8,174
                                                                                                  ====               ======

         Property and Equipment - Property and equipment are recorded at cost. Expenditures that materially increase the life of the asset are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss, is included in operations.

         Depreciation and amortization are provided over the estimated useful life of the assets or the remaining terms of the leases, using primarily the straight-line method. Estimated useful lives are as follows:

          Leasehold improvements            5 years or life of lease, whichever
                                            is less
          Machinery and equipment           3 to 12 years

         Excess of Cost over Net Assets Acquired - Excess of cost over net assets of acquired companies (goodwill) represents the excess of purchase price over fair value of net assets acquired, and is amortized on a straight-line basis over the expected periods to be benefitted. The Company assesses the recoverability of the intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and charged to operations in the period in which goodwill impairment is determined by management.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Goodwill has been amortized on a straight-line basis over the following periods:

           Marinco Computer Products, Inc.                   10 years
           Laser Photonics                                    5 years
           AccuLase, Inc.                                     5 years

         As of December 31, 1995 and 1994, no impairment of goodwill was determined by management.

         Amortization expense of goodwill for the years ended December 31, 1995, 1994 and 1993 amounted to $541, $867, and $312, respectively. At December 31, 1995 and 1994, accumulated amortization amounted to $858 and $700, respectively.

         Patent Costs - Patent costs are amortized on a straight-line basis over the shorter of the estimated periods to be benefitted or the term of the patent. Amortization expense of patent costs for the years ended December 31, 1995, 1994 and 1993 amounted to approximately $52, $32 and $20 respectively. Accumulated amortization at December 31, 1995 and 1994, amounted to approximately $49 and $111, respectively.

         Research and Development Costs - Research and development costs incurred with respect to specific contracts are charged to the related project and relieved from inventories in the same manner as other project costs. Company-funded research and development costs are expensed as incurred. In 1995, 1994 and 1993, such costs totaled $1,017, $3,768 and $1,315, respectively.

         Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

         Income Taxes - The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Statements of Cash Flows - The Company has selected the "indirect method" of presentation for reporting cash flows and defines cash and cash equivalents to include cash on hand and cash invested in short-term securities with original maturities of three months or less.

         Common Stock Issued For Services - The common stock issued for services is valued at their fair value determined based on the trading value of the Company's common stock discounted for trading restrictions related to saleability and marketability. Generally, the discount ranges from 50% to 60% of the trading value.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Net Income (Loss) Per Share - In December 1995, the shareholders of the Company approved a 1 for 10 reverse stock split of the Company's common stock. Such change was approved by the Company's Board of Directors, and therefore became effective in February 1996. All reference to share data in these financial statements have been retroactively adjusted for such split.

         Net income (loss) per share represents the per share income or loss applicable to common shareholders. The net loss for 1995 and 1994 and the net income for 1993 were adjusted for the dividends to preferred shareholders. Common stock equivalents were not included in the calculations for all the years presented as their effect would be antidilutive.

         The weighted average shares used in calculating net income (loss) per share are as follows:

                                                                    1995                  1994                 1993
                                                                    ----                  ----                 ----

              Primary earnings                                    3,844,000              2,468,00            1,457,000
                                                                  =========              ========            =========
              Fully diluted                                       3,844,000              2,468,00            1,739,000
                                                                  =========              ========            =========

         Impact of Recently Issued Standards - In October 1995, the Finanical Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

         Accrued Warranty Costs - Estimated warranty costs are provided for at the time of sale of the warranted product. The Company generally extends warranty coverage for one year from the time of sale, however, only on Laser System and Accessories Group, and Health Care Group, products.

         Concentrations of Credit Risk - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Dollars in thousands except share and per share data)

         Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1995.

         Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.

         Actual results could differ from those estimates.

         Reclassifications and Restatements - Certain account reclassifications have been made to the 1994 and 1993 balances to conform to the 1995 presentation. The reclassifications had no effect on net income.

3.       BASIS OF PRESENTATION:

         As shown in the accompanying consolidated financial statements, the Company reported a net loss for the year ended December 31, 1995 of $19,372. Additionally, at December 31, 1995, the Company has a $13,628 deficit in working capital (the difference between current assets and current liabilities) and a $10,106 deficit in stockholders' equity.

         A substantial portion of the 1995 loss, and the related effect on the Company's December 31, 1995 balance sheet, is attributable to certain one time events, including accruals for possible litigation settlements of $6,946,000, the equity in the net loss and write off of the balance of the Company's investment in a subsidiary which filed Chapter 11 Bankruptcy protection in the amount of $6,609,000, and the establishment of inventory and other reserves amounting to $1,269,000. The Company believes that its current ongoing operations are viable. Additionally, the Company believes that it has access to additional debt financing to augment operating cash flow, if necessary, to continue its business operations. However, if the accrued litigation settlements, as well as other actual and contingent liabilities can not be renegotiated and must be paid by the Company in cash, substantial doubt about the Company's ability to continue as a going concern exists. In that regard, management plans to enter into negotiations in the near future with the intent of obtaining a compromise as to the total amount due, or alternatively, attempt to settle such debt through the issuance of additional securities. As an alternative, the Company may be forced to attempt a sale of its own equity securities or those of some or all of its subsidiaries, to raise additional cash. No assurance can be given as to the likelihood of the Company being able to favorably consummate these proposed negotiations or the sale of equity securities. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

4.       MARKETABLE SECURITIES:

         The Company had marketable securities, held at cost of approximately $784 or $4.54 per share, of California Jamar at December 31, 1991. Approximately 81,000 shares were sold in early 1992 at an average price of $10.50 per share or $832 net of commissions. The remaining shares of Jamar stock were assigned by the Company to Ms. Barnes effective September 30,1992 as a reduction of her loan to the Company at a value of $6.00 per share, which is the fair market value on the day of the transfer. Ms. Barnes is a proponent (see Note 8) and major shareholder of the Company. Ms. Barnes is also the wife of Bernard B. Katz, the Chairman of the Board. During 1994, this transaction was rescinded and the loan to Ms. Barnes was increased by $546. The fair value of these securities at December 31, 1994 was $48. The Company considered the impairment other than temporary, and accordingly, the write-down has been charged to operations in the accompanying consolidated statement of operations. During 1995, the Company disposed of all of their marketable securities.

         During 1994, the Company purchased 2,665,833 shares of common stock of CDIC, an unrelated entity, for 41,000 shares of the Company's common stock, of which 33,000 shares were never issued. The Company sold its shares of CDIC in 1995 for $669. Shortly thereafter, a lawsuit was filed against the Company, and during 1996, the Company received a judgement against them for $2,403 for payment of the originally purchased shares which is recorded in accrued liabilities as of December 31, 1995.

5.       COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
         CONTRACTS:

         Net costs and estimated earnings in excess of billings on uncompleted contracts relate to the operations of KSW, Inc., and consist of the following at December 31:

                                                                                         1995               1994
                                                                                         ----               ----

                           Net costs and estimated earnings on completed and
                                 uncompleted contracts                                  $  --             $ 38,956
                           Billings to date                                             $  --              (39,264)
                                                                                        -----             --------

                                                                                        $  --             $   (308)
                                                                                        =====             ========

         These amounts are shown in the accompanying consolidated balance sheets under the following captions:

                                                                                         1995               1994
                                                                                         ----               ----
                           Costs and estimated earnings in excess of billings on
                                 uncompleted contracts                                  $  --              $ 446
                                                                                        =====              =====
                           Billings in excess of costs and estimated earnings on
                                 uncompleted contracts                                  $  --              $(754)
                                                                                        =====              =====

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

6.       ACCRUED LIABILITIES:

                       Accrued liabilities as of December 31, 1995 and 1994 consist of the following:

                                                                     1995         1994
                                                                     ----         ----
Accrued payroll and taxes                                          $ 1,564       $1,612
Accrued litigation settlements                                       6,500           --
Rent                                                                   781           --
Other                                                                1,235        2,441
                                                                   -------       ------
                                                                   $10,080       $4,053
                                                                   =======       ======

7.       NOTES PAYABLE AND LONG-TERM DEBT:

         Notes payable and long-term debt at December 31, 1995 and 1994 were as follows:

                                                                                             1995                        1994
                                                                                             ----                        ----
                       Convertible secured promissory notes                                 $  500                      $   --
                       Line of Credit - Tri-Lite, Inc.                                          --                       3,005
                       Convertible unsecured note payable bearing interest at
                           6%, with interest payable quarterly beginning March
                           31, 1994 and principal and remaining accrued interest
                           due on December 31, 1996 (see Note 14).                             400                         400
                       Note payable - directors and unsecured creditors, interest at prime rate, ( 8.5% at December 31, 1995), quarterly
                           interest only payments beginning October 1, 1995,
                           principal due October 1, 1999, unsecured.                           448                          --
                       Note payable - U.S. Treasury, interest 9%, payable in
                           monthly principal and interest installments of $5,000
                           through December 1999, unsecured.                                   202                          --
                       Note payable bearing interest at prime plus 1% (7% at
                           December 31, 1993), with interest and principal due
                           November 1, 1994, collateralized by accounts
                           receivable of Self-Powered Lighting, Inc.                            --                          83
                       Priority tax payable quarterly with interest ranging from
                           10% to 14% per annum                                                 58                          53
                       Other notes payable - bearing interest ranging from 7.5%
                           to 10%, due in varying installments through January,
                           2001, collateralized by miscellaneous personal property
                           of the Company                                                      383                         453
                                                                                            ------                      ------

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

                                                                                             1,991                       3,994
                       Less current portion                                                 (1,093)                     (3,259)
                                                                                           -------                     -------
                                                                                           $   898                     $   735
                                                                                           =======                     =======

         The Line of credit of Tri-Lite, Inc. with a commercial bank of up to $4,000 is based on 75% of eligible accounts receivable, interest at Prime +.75%, (9.25% at December 31, 1994) collateralized by substantially all of the assets of Tri-Lite, Inc.

         In July and November 1995, Laser Photonics, Inc. sold an aggregate of $500 in six month convertible, secured notes in a private transaction to four offshore corporations. The notes bear interest at 12% per annum, with principal and interest all due and payable on maturity. The notes are collateralized by the corporate guarantee of the Company, coupled with a pledge of 300,000 shares of Tri-Lite, Inc. stock and 500,000 shares of Laser Photonics, Inc. common stock held by the Company. The notes provide that the holders may convert into an aggregate of 512,500 shares of the common stock of Laser Photonics, Inc., at a conversion price of $0.96 per share. In January and April 1996, the notes were converted to shares of common stock of Laser Photonics, Inc.

         The principal payments on notes payable and long-term debt as of December 31, 1995 are approximately as follows (in thousands):

              1996                                                   $1,093
              1997                                                      142
              1998                                                      151
              1999                                                      567
              2000                                                       38
                                                                     ------
                                                                     $1,991
                                                                     ======

8.       NOTES AND LOANS PAYABLE TO RELATED PARTIES:

         On July 31, 1986, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy court for the Central District of California. On February 17, 1989, an order confirming the Plan was granted. On March 15, 1989 (Effective Date), all prior liens on property and other assets and all other commitments and debts were canceled. The proponents of the Plan were Bernard B. Katz, George de B. Bell, Susan E. Barnes and Charles W. Jobbins.

         As consideration for Susan E. Barnes (wife of Bernie Katz) agreement to advance $300 to reduce the balance due on certain loans and for the agreement to extend additional credit to the Company of up to an aggregate of $1,500, (including $300 referred to above) the Company agreed to assign Ms. Barnes a certain patent and the shares of common stock of California Jamar Inc. (Jamar Shares) owned by the Company as security for the repayment to Ms. Barnes of these advances to the Company. The $300 advance and future advances are evidenced by a secured demand promissory note bearing interest at

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         the rate of 10.5 percent annum. At December 31, 1995, Ms. Barnes agreed to extend the due date of her loan until May of 1996. Additionally, Ms. Barnes has agreed not to call such loans until after January 1, 1997.

         During 1995, notes and loans totalling of $5,682 payable to Ms. Barnes were extinguished through the issuance of common stock in the Company. The common stock issued was valued at its fair value determined based on the trading value of the Company's common stock for $1,572 of such loans, and was discounted by 60% for trading restrictions related to saleability and marketability for the remainder of $4,110 of such loans. All debt to common stock conversions, including the conversion prices, were approved by the Company's Board of Directors.

         At December 31, 1995 and 1994, notes and loans payable to Susan E. Barnes totaled $1,009 and $4,545, respectively. All notes and loans are secured by the appropriate UCC-1 filings.

         In May 1996, Ms. Barnes required the Company pursuant to the Security Agreement signed by the Company, to deliver to Ms. Barnes possession of all securities evidencing ownership by the Company of all of its subsidiaries until such time as all of her loans are paid in full.

9.       COMMITMENTS:

         Leases

         The Company leases its facilities and certain equipment under non-cancelable operating leases expiring at various dates. Annual rental commitments under these non-cancelable leases as of December 31, 1995, were as follows:

            1996                                                                      $  307
            1997                                                                         280
            1998                                                                         216
            1999                                                                         216
            2000                                                                         216
            Thereafter                                                                 1,008
                                                                                      ------
                 Subtotal                                                              2,243
                 Less amounts representing sublease rental income                        (54)
                                                                                      ------
                 Total minimum payments required                                      $2,189
                                                                                      ======

         Total rental expense related to operating leases amounted to $1,467, $1,432 and $612 in 1995, 1994 and 1993, respectively. Additionally, see
         Note 12.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Employment Contracts

         The Company has one employment contract with the President of a subsidiary requiring annual payments for salary of $150. The contract is for three years and is renewable annually.

         Guarantees

         The Company has guaranteed a line of credit from Star Bank of Cleveland, Ohio, to its investee, Tri-Lite, Inc. Tri-Lite filed for protection under Chapter 11 of the U.S. Bankruptcy Act on February 26, 1996. The advance amount under such line is based upon a percentage of Tri-Lite's accounts receivable and inventory. Management believes that the borrowing base of such assets substantially exceeds the loan balance, which was approximately $2,950 (unaudited) at December 31, 1995.

         Additionally, see Note 12.

10.      SHAREHOLDERS' EQUITY:

                                 PREFERRED STOCK

         Class A and B Convertible Preferred Stock

         The Class A and Class B convertible preferred stock have no voting rights, no liquidation value and no dividend rights. The Company has ascribed no value to the Class A and Class B convertible preferred stock.

         Each share of the Class A and Class B convertible preferred stock is convertible into one share of common stock of the Company subject to the following conditions:

         A) Each share of Class A convertible preferred stock may convert into one share of common stock of the Company when pre-tax earnings of the Company reach $2,225 or the common stock of the Company is trading at $4.50 or more per share for twenty consecutive trading days. This condition was met as of December 31, 1991. The Class A convertible preferred stock was therefore convertible on or after January 1992. During 1995, 1994 and 1993, no shares of Class A convertible preferred stock were converted.

         B) Each share of Class B convertible preferred stock may convert into one share of common stock when pre-tax earnings of the Company reach $3,000 or the common stock of the Company is trading at $7 or more per share for twenty consecutive trading days. This condition was met in early 1992. The Class B convertible preferred stock was therefore convertible on or after January 1992 and will be canceled if not converted prior to January 31, 1996. During 1995 and 1994, no shares of Class B convertible preferred stock were converted. During 1993, 14,000 shares of Class B convertible stock were converted.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         C) Should the holders of the Class A and Class B convertible preferred stock exercise the option to convert their preferred stock to common stock, the holders of such stock shall pay $3.50 to the Company for each share of preferred stock so converted.

         Class C Convertible Preferred Stock

         The Class C preferred stock has no voting rights, no liquidation value and a stated value of $3.50 per share.

         Each share of Class C convertible preferred stock is convertible into one-tenth of a share of common stock of the company and pays a cumulative annual cash dividend of 10 percent of the stated value per share. Dividends in arrears at December 31, 1995 and 1994 were approximately $527 and $525, respectively. During 1995, 1994 and 1993, 29,000, 8,000 and 18,000 shares, respectively, of Class C convertible preferred stock were converted into common stock at $3.50 per share.

         Class F Convertible Preferred Stock

         The Class F preferred stock carries a cumulative dividend rate of 7 1/2 percent annually, and entitles the holder to a liquidation preference of $2.20 per share plus accumulated but unpaid dividends. Dividends in arrears at December 31, 1994 were approximately $23. The Class F preferred stock may be converted, at any time from date of issuance and for three years after the effectiveness of the Company's registration statement, into shares of the Company's common stock on a one for one-tenth share basis. The Class F stock is callable at the option of the Company at the call price of $.25 per preferred share provided that the Company's common stock has traded for twenty consecutive days at the price of $6.00 or more. During 1995 and 1994, 94,000 and 352,000 shares of Class F convertible preferred stock were converted into common stock. At December 31, 1995, all Class F shares had been converted.

         Class G Convertible Preferred Stock

         As of December 31, 1992, 9,000 shares of Class G convertible preferred stock were committed for issuance once the Company's Articles of Incorporation were amended. The Class G convertible preferred stock carried a preferred liquidation value of $100, a call price of $115 and a preferred dividend rate of $15 per annum per share, payable semi-annually.

         During 1993, all 9,000 shares of the Class G convertible preferred stock were converted into shares of the common stock of the Company at the rate of 3.333 shares of the Company's common stock for each preferred share.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Class H Convertible Preferred Stock

         1,000,000 shares of Class H convertible preferred stock were issued during 1993 at $1.70 per share and carried a dividend rate of 7 1/2 percent. The Class H preferred stock was converted into 100,000 shares of the Company's common stock in October 1993.

                                  COMMON STOCK

         The common stock has no par value and is entitled to one vote per share. The activity in common stock is as follows:

         1995

         In December 1995, the shareholders of the Company approved a 1 for 10 reverse stock split of the Company's common stock, and increased the authorized number of common shares to 10,000,000. Such changes were approved by the Company's Board of Directors, and therefore became effective in February 1996. All references to share data in these financial statements have been retroactively adjusted for such split.

         Throughout the year, the Company issued approximately 217,000 and 171,000 shares of its common stock for services and accrued wages. Such shares were valued at $759 and $600, respectively, based on the market value of the common stock at the date of grant, and such amounts have been charged to operations in the accompanying consolidated financial statements.

         1994

         The Company consummated offshore sales of approximately 571,000 shares of its common stock in exchange for cash of $14,393, net of offering costs.

         Throughout the year, the Company issued approximately 23,000 shares of its common stock for services. Such shares were valued at $406, based on the market value of the common stock at the date of grant discounted for trading restrictions and have been charged to operations in the accompanying consolidated financial statements.

         The Company issued approximately 36,000 shares of its common stock that were committed at December 31, 1993 (see below).

         The Company issued 140,000 of its common shares valued at $2,170 in connection with the acquisition of Sentinel (see Note 14) and 8,000 shares valued at $128 to acquire equity securities of an unrelated entity (see Note 4).

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         1993

         The Company consummated offshore sales of approximately 296,000 shares of its common stock in exchange for approximately $3,791 of lighting products and other inventory and $3,603 in cash, net of offering costs. Through March 31, 1994, the Company had not received inventory from this agreement with a cost of approximately $1,300 and accordingly, such amount has been reflected as a reduction of shareholders' equity in the accompanying consolidated balance sheet. Such inventory was received during 1994.

         Throughout the year, the Company issued approximately 35,000 shares of its common stock for services. Such shares were valued at $510 based on the market value of the common stock at the date of grant discounted for trading restrictions and have been charged to operations in the accompanying consolidated financial statements.

                             COMMON STOCK SUBSCRIBED

         1995

         During 1995, the Company canceled all common stock subscribed. As of December 31, 1995, the Company has no outstanding common stock subscriptions.

         1994

         As of December 31, 1994, the Company was committed to issue 12,000 shares valued at $98 for legal services performed and 26,000 shares valued at $457 for the purchase of equity securities of an unrelated entity.

         All shares of common stock subscribed have been included in the computation of earnings per share.

         1993

         In connection with the acquisition of KSW, Inc. (see Note 14), the Company committed to issue 69,000 shares to consultants and officers of a subsidiary. Of such shares, 20,000 shares were mandatorily redeemable (see below). During 1994, the Company issued 36,000 shares committed as of December 31, 1993 and canceled 12,000 shares to be issued to a consultant in connection with the KSW, Inc. acquisition (see below).

                      MANDATORILY REDEEMABLE COMMON SHARES

         1995

         In connection with the distribution of KSW, Inc., in 1995, the Company canceled 15,000 shares mandatorily redeemable at $500,000, originally issued to a consultant .

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         1994

         In connection with an amendment to an agreement with a consultant involved with the KSW, Inc. acquisition, the Company in 1994 canceled 12,000 shares to be issued and issued 15,000 shares mandatorily redeemable at $500,000. During 1994, the consultant made a demand for payment.

         1993

         As described above, the Company issued 20,000 shares mandatorily redeemable at $5.00 per share in connection with the acquisition of KSW, Inc. Such shares were redeemed during 1994.

                                HELIONETICS UNITS

         Between July and September 1993, Helionetics sold 47,000 units in a private placement for cash of $11.00 per unit. Each unit consisted of one share of common stock of the Company and one-half of a common stock purchase warrant. Each full warrant is exercisable within two years at an exercise price of $22.00 per share. No value was ascribed to the warrants. In addition, the Company issued 12,000 units to an unrelated entity for services provided in selling the units. The Company ascribed a value of $138 to these units. During 1994, all units were converted. During 1995, the Company issued two additional shares of common stock for each unit originally issued, as additional consideration to unit holders. Such shares were valued at $3.00 per share.

                                DIVIDEND IN-KIND

         On December 28, 1995, pursuant to a distribution agreement, the Company distributed all of its shares of common stock in KSW, Inc. as a dividend to its common shareholders. Prior to the transaction, the Company owned 90 percent of KSW, Inc. In accordance with the agreement, the Company reduced its percentage ownership through a return of a 5 percent interest back to KSW, Inc., and a 4.5 percent distribution to consultants for service provided in connection with the transaction. Accordingly, at the time of the distribution, the Company owned 80.5 percent of KSW, Inc..

         On May 2, 1994, the Company transferred 171,068 shares of its common stock ownership in Tri-Lite, Inc. as a dividend to its common shareholders. The dividend was recorded at the fair market value of the common stock of Tri-Lite of $285 and the resulting nominal loss was charged to operations in the accompanying consolidated financial statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

                                     OPTIONS

         Activity for common stock options during the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                                                                EXERCISE PRICE
                                                                                            NUMBER                 PER SHARE
                                                                                            ------              --------------

                       BALANCE, JANUARY 1, 1993                                             65,000              $ 4.00 - $ 4.25
                          Issued during 1993                                               100,000              $ 8.25 - $12.00
                          Canceled during 1993                                             (30,000)                      $ 6.50
                                                                                          --------              ---------------
                       BALANCE, DECEMBER 31, 1993                                          135,000              $ 4.00 - $12.00
                           Issued during 1994                                               97,000                       $ 6.00
                           Canceled during 1994                                            (45,000)                      $10.50
                           Expired during 1994                                              (5,000)                      $ 8.25
                                                                                          --------              ---------------
                       BALANCE, DECEMBER 31, 1994                                          182,000              $ 4.00 - $12.00
                           Canceled during 1995                                           (152,000)             $ 4.00 - $12.00
                           Expired during 1995                                             (30,000)             $ 4.00 - $ 6.00
                                                                                          --------              ---------------
                       BALANCE, DECEMBER 31, 1995                                               --                           --
                                                                                          ========              ===============

         As of December 31, 1995, all options to purchase shares had expired or had been canceled.

                                    WARRANTS

         Activity for warrants to purchase Series F Preferred Stock (all at exercise prices of $2.20 per share) during the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                                                          NUMBER
                                                                                                          ------
                       BALANCE, JANUARY 1, 1993                                                          1,908,000
                           Exercised during 1993                                                        (1,300,000)
                                                                                                        ----------

                       BALANCE, DECEMBER 31, 1993                                                          608,000
                           Exercised during 1994                                                           (84,000)
                                                                                                        ----------
                       BALANCE, DECEMBER 31, 1994                                                          524,000
                           Canceled                                                                       (524,000)
                                                                                                        ----------
                       BALANCE, DECEMBER 31, 1995                                                               --
                                                                                                        ==========

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         As of December 31, 1995, all warrants to purchase shares of Series F Preferred Stock had expired or had been canceled.

         Between July and September 1993, the Company issued warrants to purchase 30,000 shares of common stock at $2.20 per share and during 1994, the Company issued warrants to purchase 30,000 shares of its common stock at $6.50 per share. All of such warrants expired or were canceled during 1995.

11.      INCOME TAXES:

         Income tax expense for the years ended December 31, 1995, 1994 and 1993 was allocated as follows:

                                                                  1995                    1994                    1993
                                                                  ----                    ----                    ----

                       Income from continuing operations         $ --                      $ 48                    $ 8
                       Discontinued operations                    155                       395                     30
                                                                 ----                      ----                    ---
                                                                 $155                      $443                    $38
                                                                 ====                      ====                    ===

         Income tax expense for the years ended December 31, 1995, 1994 and 1993 consists of state and local income taxes of $0, $48 and $8, respectively.

         Income tax expense for the years ended December 31, 1995, 1994 and 1993 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to pretax income as a result of the following:

                                                                          1995                    1994                    1993
                                                                          ----                    ----                    ----

                       Computed expected tax benefit
                          exclusive of minority interest                $(7,030)                $(8,457)                  $(690)
                       Increase (reduction) in income tax
                          expense resulting from:
                          Change in beginning-of-the-year
                              balance of the valuation
                              allowance for deferred tax assets           7,030                   8,457                     690
                          State and local income taxes                      155                     443                      38
                                                                        -------                 -------                   -----
                                                                        $   155                 $   443                   $  38
                                                                        =======                 =======                   =====

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 1995 and 1994 are presented below:

                                                              1995           1994
                                                              ----           ----
Deferred tax assets:
Depreciation and Amortization                               $      6       $     --
Accounts receivable due to allowance for doubtful
     accounts                                                    270            436
Inventories due to allowance for obsolescence                    569            582
Other accrued expenses, principally due to accrual for
     financial reporting purposes                                573            567
Settlement reserve                                             2,659             --
Compensated absences, principally due to accrual for
     financial reporting purposes                                110            110
Goodwill due to differences in amortization                       22             44
Basis difference on investment in less than 80% owned
     subsidiary                                                2,939             --
Net operating loss carry forwards                             16,967         12,292
Capital loss carry forward                                     1,093             --
                                                            --------       --------
     Total                                                    25,208         14,031
Less valuation allowance                                     (24,018)       (12,837)
                                                            --------       --------
Net deferred tax assets                                        1,190          1,194
                                                            --------       --------
                                                            $     --       $     --

Deferred tax liabilities:
Gain arising from issuance by a subsidiary of its own
     stock                                                    (1,063)        (1,063)
Basis difference on investment in less than 80% owned
     subsidiary                                                 (127)          (131)
                                                            --------       --------
                                                              (1,190)        (1,194)
Net deferred tax liability                                  $     --       $     --
                                                            ========       ========

         At December 31, 1995, the Company believes it has significant net operating loss carry forwards for federal and state income tax purposes. Such amounts would be available to reduce future federal and state income tax liabilities as appropriate and, to the extent not used, would expire through 2010. As a result of various stock transactions during the past two years, certain of these net operating loss carry forwards are subject to annual limitations of approximately $1,400,000 to be used in future periods.

         At December 31, 1995, Laser Photonics and AccuLase had net operating loss carry forwards of approximately $5,700 and $10,002, which expire in various years through 2010. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of Companies.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

12.      TRANSACTIONS WITH RELATED PARTIES:

         The Company has entered into various transactions with related parties. The material and significant transactions are discussed below:

         Receivables From Officers/Shareholders

         During 1994, the Company wrote-off receivables of approximately $446 from officers/shareholders.

         Consulting Agreement

         The Company retained K. B. Equities (KB), controlled by Ms. Susan Barnes, as a consultant with respect to acquisitions and mergers at a total cost of $15 per month. The Company's agreement is for 12 months or until canceled by mutual agreement. Total consulting fees accrued to KB were $180 for each of the years ended December 31, 1995, 1994 and 1993.

         Acquisition of AccuLase, Inc.

         See Note 14 for description of purchase of common stock of AccuLase, Inc. during 1994 from Ms. Barnes and the Estate of George de B. Bell.

         Facility Lease

         During 1995, Helionetic's leased a facility for its Corporate headquarters and its DECC division from KB Equities, Inc. Monthly base rent is $18, and the lease term expires in August, 2005. During 1995, the Company accrued rent expense to KB Equities in the amount $90.

         Others

         In April 1991, the Board of Directors authorized options for Messrs. Katz, Suerth, Markheim, and Malone in the amount of 5,000 each at an exercise price of $4.00 per share over a three year period with piggyback rights in return for their Board representation. Such options were cancelled, unexercised, during 1995.

         In connection with an agreement by Susan E. Barnes and George de B. Bell to advance and/or secure credit facilities for the Company, in May 1991, Ms. Barnes and Mr. Bell materially changed the terms of the Company's Class A and Class B preferred stock they held by agreeing that their Series A convertible preferred stock would not be converted prior to January 31, 1992, and that their shares of Series B convertible preferred stock would be canceled if not converted prior to January 31, 1996. In exchange for these agreements, which were effective December 31, 1990, the Company returned to Ms. Barnes and Mr. Bell 75 percent of their respective shares of the Class A and Class B convertible preferred stock of the Company which they had voluntarily contributed back to the Company for cancellation.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         During 1993, Ms. Barnes exercised warrants to purchase 1,300,000 shares of Class F convertible preferred stock at $2.20 per share. Such shares were subsequently converted into 130,000 shares of common stock of the Company.

         See Note 4 regarding common stock of Jamar.

         Additionally, see Notes 8 and 9.

13.      CONTINGENCIES:

         In March 1995, an action was instituted by plaintiffs against Helionetics and Bernard B. Katz in the Superior Court of California, Central Orange County District (Case No. 743947) for shares of Helionetics' common stock which Helionetics failed to deliver. In April 1996, an amount of $2.4 million was awarded to the Plaintiffs. Such award has been accrued as of December 31, 1995 in accrued liabilities in the accompanying financial statements. An award was also made in favor of Bernard B. Katz, as an individual, against the plaintiffs. In connection with Mr. Katz's award, Mr. Katz is contemplating an action against the plaintiffs and their counsel. Should Mr. Katz prevail on his contemplated action, any proceeds to be awarded Mr. Katz less court costs will be contributed by Mr. Katz to Helionetics.

         In October 1995, Tri-Lite, Inc. filed a complaint in the U.S. District Court for the Northern District of Ohio against the company for $2 million in compensatory damages and $2 million in punitive damages for the alleged repudiation and revocation of the company's guaranty of Tri-Lite's credit facility with its senior lender, along with other cause of actions. The company disputes all of Tri-Lite's claims. Due to Tri-Lite's Chapter 11 Bankruptcy filing in February 1996, there is a stay on the case. The company will file a counter-suit against the Tri-Lite's officers and board of directors when the stay is lifted. The Company believes that the suit filed by Tri-Lite is without merit and anticipates that any judgement would not have a material adverse effect on its financial condition or results of operations. Additionally, see
         Note 20.

         The Company in July 1995 filed a civil complaint in Superior Court of Los Angeles County (Case No. BC131 749) against U.S. Surgical Corporation and others for over $2.5 million compensatory damages and unspecified punitive damages. The defendants removed the case to the U.S. District Court for the Central District of California under Case No. 95-5513 RAP (RNBx). The company expects this to be a significant and protracted litigation. The company has recently retained a Connecticut counsel and plans to vigorously pursue the action. The case is currently in discovery. There is no assurance that the Company will be successful in this litigation. Furthermore, this case could cost the Company a significant amount to litigate.

         The Company is a defendant in class action law suits alleging violation of federal securities laws. Although management believes that these actions are without merit and intends to defend them

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)



         vigorously, counsel for the Company has determined a probable loss in the seven-digit range. Based on ongoing negotiations, management of the Company has accrued $3,500,000 as of

         December 31, 1995, which is included in accrued liabilities in the accompanying financial statements.

         As of December 31, 1995, the Company did not have insurance covering general business liability, property, or workers' compensation. The Company has been unsuccessful in obtaining policies covering these areas, but is currently seeking an insurance carrier to provide appropriate insurance coverage. As of the date the financial statements were issued, the Company is unaware of any liability arising from the Company's lack of insurance. Management believes that future liability is unlikely and such liability will be eliminated when an insurance provider is located.

         Helionetics and certain officers, directors and key employees are defendants in a lawsuit brought by Vincent Williams, formerly an officer and director, first of Definicon, and then, from February 1990 to August 1990, of Helionetics, Inc. The complaint alleges breach of contract and various tortious and other causes of action. Such suit was settled in 1995 by Helionetics paying to plaintiff the amount of $54 in Helionetics common stock.

         During 1995, the Company defaulted on their facility lease agreement and vacated the property. The Company was liable for $154 in past rent and fees as of December 31, 1995. In addition, rent and interest relating to future rental commitments totaled approximately $388. These amounts are included in accrued liabilities in the accompanying financial statements at December 31, 1995.

         The Company is a defendant against a suit citing the Company's breach of a stock registration agreement. Management of the Company is vigorously defending this matter. However, legal counsel has advised a probable loss between $200 and $820. As such, management has evaluated the suit and determined to accrue $500, which is included in accrued liabilities in the accompanying financial statements at December 31, 1995.

         The Company is liable under an indemnity agreement for which it has guaranteed reimbursement for contract completion costs of a subsidiary in event of default. On March 1, 1996, the subsidiary did default and the insurance carrier is currently seeking $358 in contract completion costs. Management intends to vigorously defend the Company and does not anticipate that the ultimate resolution of this matter will have a material adverse effect on it's financial condition or results of operations.

14.      ACQUISITIONS:

                                      1995

         Effective May 22, 1995, the Company acquired 75% of the outstanding stock of Laser Photonics, Inc. in exchange for all of the Company's outstanding stock ownership interest in AccuLase, Inc., representing 76.13% of AccuLase common stock, $1,000 cash, and $215 in expenses. At the time of the acquisition, Laser Photonics, Inc. was under Chapter 11 reorganization and was revalued based on the Company's acquisition price. The Company accounted for this transaction as a purchase and in

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)



         accordance with Fresh Start accounting, reorganization goodwill was recognized for the excess of cost over the restated fair market value of net asset acquired. The results of operations from the date of acquisition to December 31, 1995 are included in the accompanying consolidated statement of operations for 1995.

         See below for supplementary unaudited pro-forma information for 1995 and 1994 as if this acquisition had occurred as of January 1, 1994.

                                      1994

         N. L. Corporation

         See Note 1 for details as to the acquisition of N. L. Corporation by Tri-Lite, Inc.

         AccuLase, Inc.

         Effective December 1, 1994, the Company purchased 68.7% of the outstanding stock of AccuLase, Inc. for $2,055 in notes as more fully described below. The Company accounted for this transaction using the purchase method of accounting. Acculase was immaterial to the Company prior to acquisition. The excess of approximately $2,599 of the purchase price over the net assets acquired has been capitalized as goodwill. The results of operations from December 1, 1994 are included in the accompanying consolidated statement of operations.

                                      1993

         Sentinel Systems, Inc.

         Effective March 1, 1993, the Company acquired all of the issued and outstanding common stock of Sentinel Systems, Inc. (Sentinel) in exchange for the following contingent shares of common stock of the
         Company:

         (i) 10,000 shares if Sentinel completed and delivered a computer system by September 30, 1993;

         (ii) 20,000 shares if bona fide purchase orders of at least $3,000,000 were received prior to December 31, 1993; and

         (iii)110,000 shares based upon attainment of certain profitability levels during 1994.

         As of December 31, 1993, the thresholds enumerated at (i) and (ii) had not been met; however, due to the failure of Helionetics to fulfill certain capital funding requirements, the agreement was modified on January 1, 1994 to issue 140,000 shares of common stock of the Company to the shareholders of Sentinel in full satisfaction of all obligations of the Company relating to the agreement.

         The Company has accounted for this transaction using the purchase method of accounting. In connection with the acquisition of Sentinel, the Company incurred acquisition costs of approximately

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         $175. On January 1, 1994, the Company recorded an adjustment to the purchase price of approximately $2,170,000 representing the fair value (adjusted for transferability restrictions) of the 140,000 shares described in the preceding paragraph. The excess of approximately $2,170,000 of the purchase price over the net assets acquired has been expensed as purchased research and development. The results of operations of Sentinel from March 1, 1993 are included in the accompanying consolidated statement of operations.

         Self - Powered Lighting, Inc.

         Effective July 1, 1993, Helionetics, Inc. acquired all of the issued and outstanding common stock of Self-Powered Lighting, Inc. (SPL) for a note payable of $400 bearing interest at 6% per annum and due on December 31, 1996. The note is convertible into shares of common stock of the Company at the option of the seller at the exchange rate of $4.00 in principal and/or interest for one share of common stock of the Company.

         The Company has accounted for this transaction using the purchase method of accounting. The excess of $61 of the purchase price of approximately $419 (including acquisition costs) over the net assets acquired has been capitalized as goodwill. The results of operations of SPL from July 1, 1993 to December 31, 1993 have been included in the accompanying consolidated statement of operations.

         Marinco Computer Products

         Effective October 18, 1993, the Company purchased from the Chapter 7 trustee the business and substantially all of the assets of the Marinco Computer Products division (Marinco) of Definicon International Corporation (see below) for approximately $244 in cash, including acquisition costs of approximately $144. The Company has accounted for this transaction using the purchase method of accounting. The excess of approximately $329 of the purchase price over the net assets acquired has been capitalized as goodwill. The results of operations of Marinco were not significant.

         KSW, Inc.

         Effective October 31, 1993, a subsidiary of Helionetics purchased certain assets, certain rights and assumed certain liabilities associated with the business conducted by JAP Mechanical Services and AFGO Engineering Corp., subsidiaries of JAP Mechanical/Electrical Services (EAST), Inc. for $3,148, including a note of $2,148 (net of discount of $252) payable in 24 equal monthly installments commencing in 1994. In addition to the purchase price, the Company issued 8,000 shares and committed to issue 69,000 shares of its common stock to consultants and future officers of a subsidiary of Helionetics valued at $3,803 and incurred acquisition costs of $1,765 for a total purchase price of $8,716.

         During 1994, the purchase price was reduced by $215 to reflect the modification of an agreement with a consultant and the above-mentioned discount was reduced to $85 to reflect a revised repayment schedule of the note.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         The Company accounted for this transaction using the purchase method of accounting. The excess of approximately $5,316 of the purchase price over the net assets acquired has been capitalized as goodwill. The results of operations of the acquired business from November 1, 1993 are included in the accompanying consolidated statement of operations.

         In addition to the assets acquired and liabilities assumed, a subsidiary of the Company agreed to manage certain contracts retained by the sellers. During the period November 1, 1993 to December 31, 1993, fees relating to such management services amounted to $1,492.

         During 1995, KSW, Inc. was distributed to the stockholders of the Company in the form of a dividend. (See Note 10 ).

         Other

         During 1993, the Company and its subsidiaries entered into various other business acquisitions, the revenues and operating results of which were not individually or collectively significant.

         Pro-Forma

         The unaudited pro-forma effects of LPI's results of operations on the consolidated results of operations of the Company, as though the acquisitions had occurred January 1, 1994 are as follows:

                                               FOR THE YEARS ENDED
                                                   DECEMBER 31,
                                             1995                1994
                                             ----                ----
                                                    (Unaudited)
                                             ------------------------
Revenues                                  $     4,731            36,615
Loss from continuing operations               (21,391)          (25,477)
Income from discontinued operations               849             1,149
Extraordinary item                              5,768                --
Net income (loss)                             (14,774)          (24,328)
Net income (loss) per share:
    Continuing operations                 $     (5.58)           (10.35)
    Discontinued operations                       .22               .47
    Extraordinary item                           1.50                --
                                          -----------             -----
         Total                            $     (3.86)            (9.88)
                                          ===========             =====


Weighted average number of shares           3,844,000         2,468,000

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

15.      DISCONTINUED OPERATIONS:

         KSW, Inc.

         On December 28, 1995, the Company disposed of its ownership in KSW, Inc. through a 100% distribution to the Company's common stock and Class C preferred stock shareholders.

         The consolidated financial statements reflect the results of operations of KSW, Inc. as discontinued operations.

         The following summarizes the results of KSW, Inc.'s operations reported upon as a separate company for each of the years ended December 31, 1995 and 1994 and for the period from November 1, 1993 to December 31, 1993, which were consolidated with those of the Company:

                                                                   1995                  1994                   1993
                                                                  -------               -------                -------
                       Revenues                                   $44,176               $36,131                $ 6,221
                       Costs and expenses                          43,605                35,525                  5,533
                                                                  -------               -------                -------
                       Net income (after income taxes which
                           were eliminated in consolidation)     $    571               $   606                $   688
                                                                 ========               =======                =======


16.      GAIN ARISING FROM ISSUANCE BY A SUBSIDIARY OF ITS OWN STOCK:

         During the year ended December 31, 1993, Tri-Lite (see Note 1) issued 1,150,000 shares of its common stock (including the Underwriters' over-allotment) in a public offering at $5.00 per share and in connection therewith, received net proceeds of approximately $4,555. Prior to this initial public offering, Helionetics owned 100% of Tri-Lite's common stock consisting of 1,933,333 shares; immediately subsequent to the initial public offering, Helionetics owned 62.7% of Tri-Lite's outstanding common stock.

         As a result of the above mentioned initial public offering and in accordance with Staff Accounting Bulletin Topic 5H, Helionetics recorded a gain of $2,657 representing the amount in excess of the carrying value of its investment in Tri-Lite. Such gain has not been reduced by deferred income taxes due to the availability of net operating losses to offset the related estimated tax liability.

17.      BUSINESS SEGMENTS:

         The Company currently operates in five business segments consisting of the Power Conditioning Products Group, the Computer Add-On Products Group, the Consumer Lighting Group, the Laser Systems and Accessories Group, and the Health Care Group. Financial information by industry

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         segment for each of the years in the three-year period ended December 31, 1995 is summarized as follows:


                                                    1995            1994           1993
                                                    ----            ----           ----


Revenues
         Power Conditioning Products Group       $  1,007        $  1,507        $ 2,506
         Computer Add-On Products Group             1,074           1,081            640
         Consumer Lighting Group                       --          28,313         14,172
         Laser Systems and Accessories Group        1,408              --             --
         Health Care Group                             --              --             --
                                                 --------        --------        -------
Consolidated Total                               $  3,489        $ 30,901        $17,318
                                                 ========        ========        =======

Operating income (loss)
         Power Conditioning Products Group       $ (2,440)       $ (7,385)       $(1,180)
         Computer Add-On Products Group              (955)         (6,176)          (659)
         Consumer Lighting Group                     --            (4,336)          (504)
         Laser Systems and Accessories Group       (1,276)             --             --
         Health Care Group                         (1,604)           (158)            --
         General corporate expenses                (8,497)         (6,435)        (2,331)
         Other income (expense), net               (5,904)           (384)         2,644
                                                 --------        --------        -------
Income (loss) from continuing operations         $(20,676)       $(24,874)       $(2,030)
                                                 ========        ========        =======

Identifiable assets
         Power Conditioning Products Group       $  1,117        $    832        $ 3,723
         Computer Add-On Products Group               435             518            705
         Consumer Lighting Group                       --          16,622          9,441
         Laser Systems and Accessories Group        5,488              --             --
         Health Care Group                            309             678             --
         Discontinued operations                       --          20,778         17,897
         Corporate                                     --           4,223          2,622
                                                 --------        --------        -------
  Consolidated total                             $  7,349        $ 43,651        $34,388
                                                 ========        ========        =======

  Capital expenditures
         Power Conditioning Products Group       $    312        $     15        $    37
         Computer Add-On Products Group                --              51             --
         Consumer Lighting Group                       --             667            294

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         Laser Systems and Accessories Group            5              --             --
         Health Care Group                             --              --             --
         Discontinued operations                       --             121            105
         Corporate                                     --              86             17
                                                 --------        --------        -------
  Consolidated total                             $    317        $    940        $   453
                                                 ========        ========        =======

  Depreciation and amortization expense
         Power Conditioning Products Group       $    401        $     94        $   111
         Computer Add-On Products Group                45             109            109
         Consumer Lighting Group                       --             746            263
         Laser Systems and Accessories Group          552              --             --
         Health Care Group                            189              37             --
         Discontinued operations                      383             545            128
         Corporate                                     --             242            171
                                                 --------        --------        -------
  Consolidated total                             $  1,187        $  1,773        $   782
                                                 ========        ========        =======

         "Operating income (loss)" represents total revenues less operating expenses. Accordingly, the following items have been excluded: general corporate expenses, interest income and expenses, other income (expense), income taxes, minority interest in net loses of subsidiary, discontinued operations and extraordinary items.

         "Identifiable assets" are those assets which are used in the operation of each segment. Corporate assets are those which are not used in the operations of a specific segment. Corporate assets are those which are not used in the operations of a specific segment and consist principally of deferred compensation, investments, excess of cost over net assets of acquired companies and certain fixed assets.

18.      FOURTH QUARTER ADJUSTMENTS:

         In the fourth quarter of 1995, the Company recorded certain adjustments. These adjustments consisted principally of accruals for litigation of $6,946, the write-down in the value of the Company's minority-owned subsidiary, Tri-Lite, Inc. of $6,261, expenses relating to the distribution of KSW, Inc. of $659, an accrual for the abandonment of the Company's facility lease of $410, and the establishment of an inventory obsolesence reserve of $200.

         In the fourth quarter of 1994, the Company recorded certain adjustments principally consisting of the expensing of purchase research and development costs of $2,170, the expensing of costs of $1,153 relating to the abandonment of an initial public offering of a subsidiary, reductions of inventory of $638, expensing of deferred product costs of $2,050, expensing of development costs of $1,376 and reduction of accounts receivable of $1,597.

         In the fourth quarter of 1993, the Company recorded adjustments to valuation accounts totaling approximately $550 which has the effect of reducing fourth quarter earnings.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)


19.      CONCENTRATION OF CREDIT RISK:

         The Company operates in five industry segments and a geographic concentration exists because the Company's customers are generally located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

         At December 31, 1995, accounts receivable totaled $538 and the Company has provided an allowance for doubtful accounts of $110. The Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is adequate.

20.      SUBSEQUENT EVENTS:

         During January 1996, the Company issued 150,000 common stock purchase options to each of five officers/directors. Such options are exercisable at $3.50 per share and expire on December 31, 1997.

         On July 29, 1996, the Company granted to KB Equities, Inc. a three year option to acquire 600,00 shares of the Company's common stock at a price of $.35 per share.

         On July 22, 1996, Acculase filed for an Investigational Device Exeption ("IDE") with the U.S. Food and Drug Administration ("FDA") for permission to undergo human clinical trials with the Acculase Transmyocardial Revascularization ("TMR") system. Approval of this IDE will allow Acculase to proceed with this cardiovascular surgery procedure at hospitals in New York City and Los Angeles.

         On July 22, 1996, Helionetics joined as co-proponent with Tri-Lite to file a Tri-Lite Plan of Reorganization in the Tri-Lite Chapter 11 proceeding. The proposed Plan of Reorganization provides in part for:

            1. Satisfaction of approximately $4,500,000 in Tri-Lite creditors' claims by the issuance of new shares of Helionetics common stock having an aggregate value as of the plan confirmation date, as measured by the closing price of Helionetics' common stock, of $0.70 for each $1.00 of allowed claim held.

            Of this $0.70 in Helionetics common stock, $0.30 or 43% of such shares is proposed to be issued as soon as practical after the confirmation date to the creditors, and the balance is proposed to be subject to lockup provisions as follows:

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

                -   50 days after delivery                7.5%
                -   140 days after delivery              15.0%
                -   230 days after delivery              22.5%
                -   320 days after delivery              55.0%
                                                         -----
                                         Total          100.0%

            Under the plan, Helionetics agrees to issue such additional shares of Helionetics common stock to a plan designated stockbroker for the benefit of creditors, as might be required to be sold to assure net proceeds of not less than $0.30 on the initial block of shares to creditors.

            2. On the effective date, in consideration for dismissal of intercompany litigation and waiver of Helionetics' $1,850,000 allowed secured claim against Tri-Lite, Tri-Lite is to transfer 100% of the common stock of the SPL subsidiary to Helionetics.

            3. Under the Plan, Helionetics is to contribute its AIM Energy Division, and all proprietary rights to the AIM Filter to Tri-Lite.

            4. Under the Plan, Helionetics is to be issued new Tri-Lite common stock equal to 87.5% of the outstanding new Tri-Lite stock after reorganization, thereby re-establishing it as the parent of Tri-Lite. A part of the new Tri-Lite stock received may be set aside for transfer to Tri-Lite management, but Helionetics expects to retain at least 85% thereof.

            5. A hearing on the adequacy of the Plan Disclosure Statement has been set for August 29, 1996 in the Bankruptcy Court. The Committee for the unsecured creditors and their counsel have approved the proposed Plan in principle. However, until confirmed by the Bankruptcy Court, there can be no assurance as to either confirmation or the ultimate terms on the Plan. Further, depending on the market price of Helionetics common stock at the time of confirmation, the resulting block of Helionetics common shares to be issued under the Plan could be substantial.