Form 10-Q
period 1996-03-31
HELIONETICS INC
filed 1996-08-21
CIK 319648

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             ---------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------


For the quarter ended March 31, 1996           Commission File Number 1-8355


                                HELIONETICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                  95-2629097
     (State of incorporation)                     (IRS Employer ID No.)
                                                    or organization)

              6849 Hayvenhurst Avenue, Van Nuys, California  91406
                    (Address of principal executive offices)

                                 (818) 778-0000
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                      -------------------
    Common stock, no par value                     OTC Bulletin Board


       Securities registered pursuant to Section 12(g) of the Act:  None


    Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES   X     NO
                                    -----      -----

      Shares of common stock outstanding as of April 15, 1996    4,992,059


- -------------------------------------------------------------------------------

                               HELIONETICS, INC.


                                     INDEX



PART I.  FINANCIAL INFORMATION                               PAGE #
         ---------------------                               ------
Item 1.   Financial Statements
          --------------------

          Statements of Operations                              1

          Balance Sheets                                        2-4

          Statements of Cash Flows                              5-6

          Notes to Consolidated Financial Statements            7-10


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         11



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     12


Item 2.   None

Item 3.   None


Item 4.   None


Item 5.   None


Item 6.   Exhibits and Reports                                  12

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)
             (dollars in thousands except per share and share data)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                            --------
                                                                                      1996             1995
                                                                                      ----             ----
REVENUES (Note 1)                                                                   $   878           $ 9,934
                                                                                    -------           -------

COSTS AND EXPENSES
   Cost of sales                                                                        660             6,917
   Selling, general and administrative                                                1,781             4,150
   Interest                                                                              75               166
                                                                                    -------           -------
                                                                                      2,516            11,233
                                                                                    -------           -------

OTHER INCOME (EXPENSE)                                                                  (59)                1
                                                                                    -------           -------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
   INCOME TAXES                                                                      (1,697)           (1,298)
   Provision for income tax (Note 4)                                                     --                --
                                                                                    -------           -------

LOSS FROM CONTINUING OPERATIONS                                                      (1,697)           (1,298)

DISCONTINUED OPERATIONS:
   Income (loss) of discontinued segment                                                 --              (183)
                                                                                    -------           -------

NET INCOME (LOSS)                                                                   $(1,697)          $(1,481)
                                                                                    =======           =======

PRIMARY EARNINGS PER SHARE (Note 1)                                                 $ (0.34)          $ (0.55)
                                                                                    =======           =======





        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (dollars in thousands)

                                                                                     March 31       December 31
                                                                                       1996            1995
                                                                                       ----            ----
                                                                                    (unaudited)
ASSETS
- ------

CURRENT ASSETS:
   Cash and cash equivalents, including $93 restricted                                $  104           $  189
   Accounts receivable, less allowance of $110 in
       1995 and 1994                                                                     415              428
   Notes receivable from officers                                                         --               --
   Inventories (Note 1)                                                                1,085              960
   Prepaid expenses and other                                                             71              133
                                                                                      ------           ------

       Total current assets                                                            1,675            1,710
                                                                                      ------           ------

PROPERTY, PLANT AND EQUIPMENT
   at cost:
   Leasehold improvements                                                                242              232
   Machinery and equipment                                                             1,610            1,600
                                                                                      ------           ------
                                                                                       1,852            1,832


   Less--Accumulated depreciation and amortization                                      (915)            (796)
                                                                                      ------           ------

                                                                                         937            1,036
                                                                                      ------           ------

OTHER ASSETS:
   Patent costs (Note 1)                                                                 111              188
   Excess of cost over net assets of acquired companies,
       net (Note 1)                                                                    4,114            4,351
   Notes receivable and other assets (Note 1)                                            272               64
                                                                                      ------           ------

                                                                                       4,497            4,603
                                                                                      ------           ------

                                                                                      $7,109           $7,348
                                                                                      ======           ======





        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (dollars in thousands)

                                                                                      March 31       December 31
                                                                                        1996            1995
                                                                                        ----            ----
                                                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 2)                                     $   815           $ 1,093
   Accounts payable                                                                    4,319             4,165
   Accrued liabilities                                                                10,954            10,080
                                                                                     -------           -------

       Total current liabilities                                                      16,088            15,338
                                                                                     -------           -------

LONG-TERM DEBT,  net of current maturities (Note 2)                                      895               943
                                                                                     -------           -------

NOTES and LOANS PAYABLE to proponents and shareholder
   (Note 3)                                                                            1,764             1,009
                                                                                     -------           -------

MINORITY INTEREST                                                                        165               165
                                                                                     -------           -------


COMMITMENTS AND CONTINGENCIES (Note 1)

SHAREHOLDERS' EQUITY (Note 6):
   Preferred stock, no par value
       Authorized--2,000,000 shares; none outstanding                                     --                --
   Class A and B convertible preferred stock
       No stated value
       Authorized--150,000 shares of each
       Outstanding --
       51,175 shares of Class A in 1996 and 1995 and 57,629
        shares of Class B in 1996 and 1995, respectively                                  --                --
   Class C convertible preferred stock,
       $3.50 stated value
       Authorized--2,800,000 shares
       Outstanding--304,000 shares in 1996 and 304,000
        shares in 1995                                                                   692               692





        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (dollars in thousands)

                                                                                     March 31         December 31
                                                                                       1996              1995
                                                                                       ----              ----
                                                                                    (unaudited)
SHAREHOLDERS' EQUITY (cont'd)

   Class D convertible preferred stock
       $10.00 stated value
       Authorized--100,000 shares
       Outstanding--none                                                                 --                --
   Class E convertible preferred stock
       $10.00 stated value
       Authorized--90,000 shares
       Outstanding--none                                                                 --                --

   Class F convertible  preferred stock
       no stated value
       Authorized--2,800,000 shares
       Outstanding--0 in 1996 and
        and 1995, respectively                                                           --                --
   Class H convertible preferred stock
       1,150,000 shares to be authorized
       None outstanding                                                                  --                --
   Common stock
       No par value
       Authorized--50,000,000 shares
       Outstanding--4,939,000 shares in 1996
       and in 1995                                                                   78,571            78,571
       Additional paid-in capital                                                     2,674             2,674
       Accumulated deficit                                                          (93,740)          (92,043)
                                                                                   --------          --------

          Total shareholders' equity                                                (11,803)          (10,106)
                                                                                   --------          --------

                                                                                   $  7,109          $  7,349
                                                                                   ========          ========





        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                             (dollars in thousands)

                                                                                        Three Months Ended
                                                                                              March 31
                                                                                       1996             1995
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                                             $(1,697)         $(1,481)

   Adjustment to reconcile net income to net cash provided by (used in) operating activities of continuing operations--

       Depreciation and amortization                                                     433              474
       Minority interest                                                                                  180
       Interest -- proponent                                                              59               78
       Change in operating assets and liabilities                                        700           (1,495)
                                                                                     -------          -------

   Net cash provided by (used in) operations                                            (505)          (2,244)
                                                                                     -------          -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           ( 20)             (88)
   Cash paid in connection with investment in AccuLase                                    --               --
   Cash acquired in business acquisition                                                  --               --
   Deferred product costs                                                                 --               --
   Other assets                                                                         (208)             253
                                                                                     -------          -------

   Net cash provided by (used in) investing activities                                  (228)             165
                                                                                     -------          -------





        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)

                             (dollars in thousands)



                                                                                       Three Months Ended
                                                                                             March 31
                                                                                      1996              1995
                                                                                      ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in line of credit                                             $  --           $    23
   Increase (decrease) in long term debt, net                                          (48)              (24)
   Increase (decrease) in notes payable to proponents and
     shareholders, net                                                                 696               (54)
   Proceeds from exercise of Series F warrants                                          --                --
   Deferred offering cost                                                               --                --
   Proceeds from offshore sale of common stock, net                                     --                --
                                                                                     -----           -------
   Net cash provided by (used in) financing activities                                 648               (55)
                                                                                     -----           -------

   Net increase (decrease) in cash and equivalents                                     (85)           (2,134)

   Cash and equivalents at beginning of period                                         189             5,464
                                                                                     -----           -------

   Cash and equivalents at end of period                                             $ 104           $ 3,330
                                                                                     =====           =======

   Interest paid                                                                     $  15           $    88
                                                                                     =====           =======

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES (amounts in whole dollars):

   . The Company, in 1995, converted Class C and Class F preferred shares into 2,109 and 41,000 shares of common stock amounting to $7,381 and $90,200, respectively.

   . The Company, in 1995, retired fully depreciated property and equipment totalling $1,567,000.





        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited except for the balance sheet as of December 31, 1995.
Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K with attention to Note 3-Basis of Presentation, discussing the uncertainty as to the Company's continuance as a going concern because of certain litigation settlements and other contingencies. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented.
The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. All share data for 1995 was restated to reflect the 10 for 1 reverse stock split in February 1996.

       The consolidated financial statements of the Company during the interim of 1995 have not been restated and included Tri-Lite. In the fourth quarter of 1995, due to the reduction of ownership and control over Tri-Lite, and the bankruptcy filing previously disclosed, the Company changed its method of accounting for their investment in Tri-Lite for the year ended December 31, 1995 from consolidation to the equity method.

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



EARNINGS PER SHARE

       Earnings per common share is based upon the weighted average number of shares outstanding during each period including common equivalent shares. The 1995 weighted average shares were restated to reflect the 10 for 1 reverse stock split in 1996.

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

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)



The weighted average shares used in calculating earnings per share are summarized as follows:

                                             (amounts in thousands)
                                                 1995      1994
                                                 ----      ----
       Primary                                   4,992     2,673
       Fully diluted                             4,992     2,673

RECLASSIFICATIONS AND RESTATEMENTS

   Certain account reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

(2)    LONG-TERM DEBT AND CREDIT FACILITIES
       ------------------------------------

       Notes and long-term debt at March 31, 1996 and December 31, 1995 were as follows (in thousands):

                                                                              1996             1995
                                                                              ----             ----
Convertible unsecured note payable bearing interest at 6%,
  with interest payable quarterly beginning March 31, 1994
  and principal and remaining accrued interest due on
  December 31, 1996.                                                        $  400             $400
Convertible secured promissory notes                                           100              500
Note payable-directors and unsecured creditors, interest at prime,
  quarterly interest only, principal due October 1, 1999, unsecured            448              448
Note payable-US Treasury, interest 9%, payable monthly principal and
  interest of $5,000 through December 1999, unsecured                          191              202
Priority tax payable quarterly with interest ranging from
  10%  to 14% per annum                                                         58               58

Others                                                                         513              383
                                                                            ------           ------
                                                                             1,710            1,991
Less:  Current maturities                                                     (815)          (1,093)
                                                                            ------          -------
                                                                            $  895          $   898
                                                                            ======          =======

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)

(3)      NOTES AND LOANS PAYABLE TO PROPONENTS AND SHAREHOLDERS
         ------------------------------------------------------

         At March 31, 1996 and December 31, 1995, the Company had notes and loans payable to proponents and shareholders totaling $1,764,000 and $1,009,000, respectively. The notes and loans bear interest at rates ranging from 7.5 percent to 10 percent per annum. The notes and loans represent advances between the Company and the proponents. All other notes and loans are secured by the appropriate UCC-1 filings. In May 1996, Ms. Barnes required the Company pursuant to the Security Agreement signed by the Compnay, to deliver to Ms. Barnes possession of all securities evidencing ownership by the Company of all of its subsidiaries until such time as all of her loans are paid in full.

         Subsequent to March 31, 1996, notes and loans of approximately $904,000 payable to Ms. Barnes will be extinguished through the issuance of common stock at its fair market value.


(4)      INCOME TAXES
         ------------

         No provision for federal and state income taxes was provided for the
period as a result of the taxable losses incurred.   Through December 31, 1992,
the Company accounted for income taxes under Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes". This standard required income taxes to be provided based upon a liability approach, under which deferred taxes were recorded at the rates to be in effect when such taxes were due.

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

         At March 31, 1996, the Company believes it has significant net operating loss carryforwards for federal and state income tax purposes. Such amounts would be available to reduce future federal and state income tax liabilities as appropriate and, to the extent not used, would expire through 2010. As a result of various stock transactions during the past two years, certain of these net operating loss carryforwards are subject to annual limitations of approximately $1,400,000 to be used in future periods.

         At March 31, 1996, Laser Photonics and Acculase had net operating loss carryforwards of approximately $5,700,000 and $10,002,000 which expire in various years through 2010. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of Companies.


(5)      OPTIONS
         -------

         The following are options granted subsequent to December 31, 1995 and outstanding as of July 31, 1996:

                                    Shares            Price
                                    ------            -----
              Bernard B. Katz       150,000           $3.50
              KB Equities, Inc.     600,000            0.35
              Maxwell Malone        150,000            3.50
              Chaim Markheim        150,000            3.50

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (unaudited)

(5)    OPTIONS (CONTINUED)
       -------------------

              Richard Sergo         150,000            3.50
              Raymond Hartman       150,000            3.50
              Larry Suelzle         150,000            3.50
              Adrian Cayetano        75,000            3.50


(6)    SUBSEQUENT EVENT
       ----------------

       On July 22, 1996, Acculase filed for an Investigational Device Exemption ("IDE") with the US Food and Drug Administration ("FDA") for permission to undergo human clinical trials with the AcculasRevascularization ("TMR") system.

       On July 22, 1996, Helionetics joined as co-proponent with Tri-Lite to file a Tri-Lite Plan of Reorganization in the Tri-Lite Chapter 11
       proceeding.   A hearing on the adequacy of the plan was set on August 29,
       1996 in the Bankruptcy court.

                       HELIONETICS, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

   LIQUIDITY AND CAPITAL RESOURCES

   Working capital (the difference between current assets and current liabilities) deficit was $14,323,000 at March 31, 1996 compared with $13,628,000 at December 31, 1995, or a decline of $695,000. Receivables and inventories increased by a combined total of $112,000; trade payables and accrued liabilities increased by $1,028,000. Capital expenditures are minimal and totalled $20,000 for the three months period.

   The Company believes that its current ongoing operations are viable. In addition, the Company believes that it has access to additional debt financing to augment operating cash flow, if necessary, to continue its business operations. However, the Company has several litigation settlements accrued, as well as other actual and contingent liabilities and if such accruals and liabilities can not be renegotiated and must be paid in cash, substantial doubt about the Company's ability to continue as a going concern exists. The liquidity needs of the Company in 1996 will be provided as follows: LPI liquidity will be provided through sales of its securities; Marinco and DECC division from its own internal operations; Corporate activities, Sentinel and Acculase primarily on loans to be provided by Ms. Susan Barnes, issuance of shares of the Company's common stock and sale of the Company's securities from private placements.

   The Company, in February 1996, approved issuance of approximately 1,047,300 shares of the Company's common stock for services rendered by employees, consultants and for professional fees. For the three months ended March 1996, Ms. Barnes loaned the Company approximately $764,000 which included payments for Company expenses and debt and consulting fees.

   RESULTS OF OPERATIONS

   The Company spun-off KSWI in December 1995 and Tri-Lite results of operations for 1996 was not included due to its filing for Chapter 11 bankruptcy and the reduction of the Company's ownership and control of Tri-Lite in late 1995. Tri-Lite's results of operations however, was included in the interim financial statements during 1995.

   The Company had approximately $878 thousands in revenues for the three months ended March 31, 1996, compared with $9.9 million for the corresponding period in the prior year, or a net decrease of $9.0 million. $9.3 million of 1995 revenues was attributed to Tri-Lite, which the Company's investment wrote off in 1995 as a result of Tri-Lite's filing for Chapter 11 proceedings and the reduction of the Company's ownership interest (approximately 49%) in Tri-Lite. LPI, acquired May 1995, contributed $607 thousand of revenues in 1996.

   The loss in 1996 reflects the continued research and development support for Acculase's excimer laser for TMR application and continued commercialization efforts for Sentinel's Sentry-E fault tolerant computer.

   Cost of sales was 75% and 70% for 1996 and 1995, respectively. The decline in margin was attributed to the effect of DECC's decline in revenues (lower revenues to offset fixed cost). In 1995 Tri-Lite contributed to a favorable consolidated margin compared with 1996, which excluded Tri-Lite.

   Selling, general and administrative expenses were $1,781,000 and $4,150,000, and as a percent of revenue, were 203% and 42% for 1996 and 1995, respectively. Tri-Lite contributed $2.5 million in 1995 and none in 1996.

                       HELIONETICS, INC. AND SUBSIDIARIES


                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

   In March 1995, an action was instituted by Bo B. Sramek and Hevka H. Sramek against Helionetics and Bernard B. Katz in the Superior Court of California, Central Orange County District (Case No. 743947) for shares of Helionetics' common stock which Helionetics failed to deliver. In April 1996, an amount of $2.4 milllion was awarded to the Srameks. An award is also made in favor of Bernard B. Katz, as an individual, against the plaintiff. In connection with Mr. Katz's award, Mr. Katz is contemplating an action against the plaintiff and their counsel. Should Mr. Katz prevail on his contemplated action, any proceeds to be awarded Mr. Katz less court costs will be contributed by Mr. Katz to Helionetics.

   The Company is a defendant in class action law suits alleging violation of federal securities laws. Although management believes that these actions are without merit and intends to defend them vigorously, counsel for the Company has determined a probable loss in the seven-digit range. Based on ongoing negotiations, management of the Company has accrued $3,500,000 as of December 31, 1995, which is included in accrued liabilities in the accompanying statements.

   In October 1995, Tri-Lite, Inc. filed a complaint in the U. S. District Court for the Northern District of Ohio against the company for $2 million in compensatory damages and $2 million in punitive damages for the alleged repudiation and revocation of the company's guaranty of Tri- Lite's credit facility with its senior lender, along with other cause of actions. The company disputes all of Tri-Lite's credit claims. Due to Tri-Lite's Chapter 11 Bankruptcy filing in February 1996, there is a stay on the case. The company will file a counter-suit against the Tri-Lite's officers and board of directors when the stay is lifted. The Company believes that the suit filed by Tri-Lite is without merit and anticipates that any jugement would not have a material adverse effect on its financial condition or results of operations.

   The Company in July 1995 filed a civil complaint in Superior Court of Los Angeles County (Case No. BC 131 749) against U. S. Surgical Corporation and other for over $2.5 million compensatory damages and unspecified punitive damages. The defendants removed the case to the U. S. District Court for the Central District of California under Case No. 95-5513 RAP (RNBx). The company expects this to be a significant and protracted litigation. The company has recently retained a Connecticut counsel and plans to vigorously pursue the action. The case is currently in discovery.

   Helionetics is currently in litigation in the case of Lawrence Fund, et al.
v. Helionetics, et al., in the United States District Court, Sourthern District of New York (Case No. 95 Civ. 1005 RPP). After inquest, a judgement was rendered in the amount of $612,045 in favor of Lawrence Fund, which judgement is currently on appeal. Management is confident that Helionetics will be successful on appeal and/or that the matter will be disposed on favorable terms.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Form 8-K, dated February 16, 1996, with respect to the change of accountants and amendments to the Articles of Incorporation and 10 for 1 reverse stock split.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HELIONETICS, INC.


DATE:         August 19, 1996                    /s/ E. Maxwell Malone
     -------------------------------             ------------------------------
                                                     E. Maxwell Malone
                                                     Chief Executive Officer


DATE:        August 19, 1996                     /s/ Chaim Markheim
     -------------------------------             ------------------------------
                                                     Chaim Markheim
                                                     Vice-President


DATE:        August 19, 1996                     /s/ Adrian Cayetano
     -------------------------------             ------------------------------
                                                     Adrian Cayetano
                                                     Controller