Form 10-Q
period 1996-06-30
HELIONETICS INC
filed 1996-10-04
CIK 319648

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996                Commission File Number 1-8355


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

                                 YES  X    NO
                                     ---      ---

        Shares of common stock outstanding as of July 31, 1996: 5,200,420

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


Item 6.           None

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                    (dollars in thousands except share data)

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                     Six Months Ended             Three Months Ended
                                                         June 30                        June 30
                                                  1996            1995           1996             1995
                                                  ----            ----           ----             ----
REVENUES (Note 1)                               $  1,996        $ 18,876        $  1,118        $  8,942
                                                --------        --------        --------        --------

COSTS AND EXPENSES
      Cost of sales                                1,588          13,307             928           6,390
      Selling, general and administrative          2,896           7,118           1,115           2,968
      Interest                                       142             313              67             147
                                                --------        --------        --------        --------
                                                   4,626          20,738           2,110           9,505
                                                --------        --------        --------        --------

OTHER INCOME (EXPENSE):                              (20))           149              39             148
                                                --------        --------        --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                (2,650)         (1,713)           (953)           (415)
 Provision for income tax (Note 5)                  --              --              --              --
                                                --------        --------        --------        --------

LOSS FROM CONTINUING OPERATIONS                 $ (2,650)       $ (1,713)           (953)           (415)

DISCONTINUED OPERATIONS:
      Income of discontinued segment                --               418            --               601
                                                --------        --------        --------        --------

NET INCOME (LOSS)                               $ (2,650)       $ (1,295)       $   (953)       $    186
                                                ========        ========        ========        ========

EARNING PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1):
      Continuing operations                     $  (0.50)       $  (0.54)       $  (0.18)       $  (0.11)
      Discontinued operations                       --          $   0.13            --          $   0.16
                                                --------        --------        --------        --------
      Net Income                                $  (0.50)       $  (0.41)       $  (0.18)       $   0.05
                                                ========        ========        ========        ========


        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                June 30           December 31
                                                                  1996               1995
                                                                --------            -------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents including $93 restricted          $    233            $   189
    Accounts receivable, less allowance of $110
        in 1996 and in 1995                                          328                428
    Inventories (Note 1)                                           1,021                960
    Prepaid expenses and other                                        28                133
                                                                --------            -------

        Total current assets                                       1,610              1,710
                                                                --------            -------

PROPERTY, PLANT AND EQUIPMENT
    at cost:
    Leasehold improvements                                           242                232
    Machinery and equipment                                        1,674              1,600
                                                                --------            -------

                                                                   1,916              1,832

    Less--Accumulated depreciation and amortization                 (968)              (796)
                                                                --------            -------

                                                                     948              1,036
                                                                --------            -------

OTHER ASSETS:
    Patent costs (Note 1)                                            111                188
    Excess of cost over net assets of acquired
        companies, net (Note 1)                                    3,703              4,351
    Notes receivable and other assets (Note 1)                       251                 64
                                                                --------            -------

                                                                   4,065              4,603
                                                                --------            -------

                                                                $  6,623            $ 7,349
                                                                ========            =======


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                   June 30      December 31
                                                                    1996           1995
                                                                   -------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Note Payable (Note 2)                                          $   286       $  --
    Current maturities of long-term debt (Note 2)                      668         1,093
    Accounts payable and accrued liabilities                        14,915        14,245
                                                                   -------       -------


        Total current liabilities                                   15,869        15,338
                                                                   -------       -------

LONG-TERM DEBT, net of current maturities (Note 2)                     884           943
                                                                   -------       -------

NOTES and LOANS PAYABLE to proponents and
    shareholder (Note 3)                                             2,319         1,009
                                                                   -------       -------

MINORITY INTEREST                                                       64           165
                                                                   -------       -------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value
        Authorized--2,000,000 shares; none outstanding                --            --
    Class A and B convertible preferred stock
        No stated value
        Authorized--150,000 shares of each
        Outstanding --
        51,175 shares of Class A in 1996 and 1995 and 57,629
         shares of Class B in 1996 and 1995, respectively             --            --
    Class C convertible preferred stock,
        $3.50 stated value
        Authorized--2,800,000 shares
        Outstanding--304,000 shares in 1996 and 304,000
         shares in 1995                                                692           692


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                              June 30          December 31
                                                                1996             1995
                                                              --------        --------
SHAREHOLDERS' EQUITY (cont'd)

Class D convertible preferred stock
    $10.00 stated value
    Authorized--100,000 shares
    Outstanding--none                                             --              --
Class E convertible preferred stock
    $10.00 stated value
    Authorized--90,000 shares
    Outstanding--none                                             --              --
Class F convertible  preferred stock
    no stated value
    Authorized--2,800,000 shares
    Outstanding--none in 1996
     and in 1995                                                  --              --
Class H convertible preferred stock
    1,150,000 shares to be authorized
    None outstanding                                              --              --
Common stock
    No par value
    Authorized--50,000,000 shares
    Outstanding--5,200,000 and 4,939,000 shares in 1996
    and in 1995, respectively                                   78,821          78,571
    Additional paid-in capital                                   2,674           2,674
    Accumulated deficit                                        (94,700)        (92,043)
                                                              --------        --------

       Total shareholders' equity                              (12,513)        (10,106)
                                                              --------        --------

                                                              $  6,623        $  7,349
                                                              ========        ========


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Six Months Ended
                                                                     June 30
                                                               1996           1995
                                                              -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) from continuing operations                     $(2,650)       $(1,295)

    Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities of continuing operations--

        Depreciation and amortization                             897            724
        Minority interest                                        (452)            98
        Interest -- proponent                                      78             78
        Change in operating assets and liabilities                925          1,548
                                                              -------        -------

    Net cash provided by (used in) operations                  (1,202)         1,153
                                                              -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                    (84)          (114)
    Cash (paid) acquired in business acquisition                 --           (1,250)
    Other assets                                                 (336)           401
                                                              -------        -------


    Net cash provided by (used in) investing activities       $  (420)       $  (963)
                                                              -------        -------


        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                    (dollars in thousands except share data)

                                                                      Six Months Ended
                                                                         June 30
                                                                   1996           1995
                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note payable and long term debt, net       $   (59)       $  (284)
Increase (decrease) in notes payable to
 proponents and shareholders, net                                   1,310          1,675
Minority interest                                                     415           --
                                                                  -------        -------
Net cash provided by (used in) financing
 activities                                                         1,666          1,373
                                                                  -------        -------

Net increase (decrease) in cash and
 equivalents                                                           44          1,563

Cash and equivalents at beginning of period                           189          5,464
                                                                  -------        -------

Cash and equivalents at end of period                             $   233        $ 7,027
                                                                  =======        =======

Interest paid                                                     $    64        $   313
                                                                  =======        =======


        The accompanying notes are an integral part of these statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. The December 31, 1995 Balance Sheet has been condensed and summarized from the audited financial statements as of that date. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements, including the independent auditor's report dated May 24, 1996, and the notes thereto included in the Company's latest annual report on Form 10-K with attention to Note 3-Basis of Presentation, discussing the uncertainty as to the Company's continuance as a going concern because of certain litigation settlements and other contingencies. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. All share data for 1995 was restated to reflect the 10 for 1 reverse stock split in February 1996.

        The consolidated financial statements of the Company during the interim of 1995 have not been restated and included Tri-Lite, Inc. In the fourth quarter of 1995, due to the reduction of ownership and control over Tri-Lite, and the bankruptcy filing previously disclosed, the Company changed its method of accounting for their investment in Tri-Lite for the year ended December 31, 1995 from consolidation to the equity method.

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

        Earnings per common share, assuming full dilution, is based upon the weighted average number

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


of shares outstanding plus the common shares issuable upon conversion in exercise of securities whose exercise conversion as of January 1 would reduce earnings per common and common equivalent share for that year.

The weighted average shares used in calculating earnings per share are summarized as follows:

                                                        (amounts in thousands)
                                                        1996              1995
                                                        -----            -----
        Primary                                         5,200            2,673
        Fully diluted                                   5,200            2,673


RECLASSIFICATIONS AND RESTATEMENTS

    Certain account reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


(2)     LONG-TERM DEBT AND CREDIT FACILITIES

        Long-term debt at June 30, 1996 and December 31, 1995 were as follows (in thousands):

                                                                                          1996              1995
                                                                                         ------           -------
           Convertible unsecured note payable bearing interest at 6%, with interest payable quarterly beginning March 31, 1994 and principal and remaining accrued interest due on
             December 31, 1996.                                                            $400              $400
           Convertible secured promissory notes                                             --                500
           Note payable-directors and unsecured creditors, interest at prime,
             quarterly interest only, principal due October 1, 1999, unsecured              448               448
           Note payable-US Treasury, interest 9%, payable monthly principal and
             interest of $5,000 through December 1999, unsecured                            222               202
           Priority tax payable quarterly with interest ranging from
             10%  to 14% per annum                                                           58                58
           Others                                                                           424               428
                                                                                         ------           -------
                                                                                          1,552             2,036
           Less:  Current maturities                                                       (668)           (1,093)
                                                                                         ------           -------
                                                                                         $  884           $   943
                                                                                         ======           =======


        The note payable represent the amount outstanding as of June 30, 1996 on the LPI $500,000 receivable line of credit with a lending institution. The line of credit advances up to 75% of eligible receivable with interest at 3% per month on the outstanding balance. The line is secured by all assets of LPI.

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(3) NOTES AND LOANS PAYABLE TO PROPONENTS AND SHAREHOLDERS

    At June 30, 1996 and December 31, 1995, the Company had notes and loans payable to proponents and shareholders totaling $2,319,000 and $1,009,000, respectively. The notes and loans bear interest at rates ranging from 7.5 percent to 10 percent per annum. The notes and loans represent advances between the Company and the proponents. All other notes and loans are secured by the appropriate UCC-1 filings. In May 1996, Ms. Barnes required the Company pursuant to the Security Agreement signed by the Compnay, to deliver to Ms. Barnes possession of all securities evidencing ownership by the Company of all of its subsidiaries until such time as all of her loans are paid in full.

    Subsequent to June 30, 1996, notes and loans of approximately $1,200,000 payable to Ms. Barnes will be extinguished through the issuance of common stock at its fair market value. Ms. Barnes continued to provide loans to the Company subsequent to June 30, 1996.


(4) INCOME TAXES

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

    At June 30, 1996, the Company believes it has significant net operating loss carryforwards for federal and state income tax purposes. Such amounts would be available to reduce future federal and state income tax liabilities as appropriate and, to the extent not used, would expire through 2010. As a result of various stock transactions during the past two years, certain of these net operating loss carryforwards are subject to annual limitations of approximately $1,400,000 to be used in future periods.

    At June 30, 1996, Laser Photonics and Acculase had net operating loss carryforwards of approximately $5,700,000 and $10,002,000 which expire in various years through 2010. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of Companies.


(5) OPTIONS

    The following are options granted subsequent to December 31, 1995 and outstanding as of July 31, 1996:

                       HELIONETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


                                      Shares            Price
                                     -------            -----
               Bernard B. Katz       150,000            $3.50
               KB Equities, Inc.     600,000             0.35
               Maxwell Malone        150,000             3.50

(5) OPTIONS (CONTINUED)
               Chaim Markheim        150,000             3.50
               Richard Sergo         150,000             3.50
               Raymond Hartman       150,000             3.50
               Larry Suelzle         150,000             3.50
               Adrian Cayetano        75,000             3.50


(6) SUBSEQUENT EVENT

    On August 26, 1996, Acculase received approval from the U.S. Food and Drug Administration (FDA) to initiate human clinical trials with the Acculase excimer laser in Transmyocardial Revascularization ("TMR") procedures (see press release dated August 26, 1996 attached).

    Cornell Medical Center was notified by the American Heart Association that their paper relating to animal studies evidencing 100% patency (open channels) was accepted for presentation and distribution at the association's November 1996 meeting to be held in New Orleans, La.

    On July 22, 1996, Helionetics joined as co-proponent with Tri-Lite to file a Tri-Lite Plan of Reorganization in the Tri-Lite Chapter 11 proceeding. A final Disclosure Statement, as amended, is set for hearing in September 1996. Although no assurance can be given, the Company expects Tri-Lite to emerge from bankruptcy proceedings in 1996.

    The lawsuit between Colyear Testamentary (prior landlord) and the Company which was recorded at approximately $410,000 was settled for $87,500 whereby Ms. Susan Barnes, at great personal risk, agreed to pay the amount of the settlement by October 31, 1996 or face severe consequences.

                       HELIONETICS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    Working capital (the difference between current assets and current liabilities) deficit was $14,259,000 at June 30, 1996 compared with $13,628,000 at December 31, 1995, or a decline of $631,000. Receivables and inventories decreased by a combined total of $325,000; trade payables and accrued liabilities increased by $670,000. Capital expenditures are minimal and totalled $84,000 for the six months period.

    The Company believes that its current operations are viable and has access to additional debt financing to augment operating cash flow, if necessary, to continue its business operations. The Company, however, has several litigation settlements accrued, as well as other actual and contingent liabilities and if such accruals and liabilities can not be renegotiated and must be paid in cash, substantial doubt about the Company's ability to continue as a going concern exists. As previously discussed, the liquidity needs of the Company in 1996 will be provided as follows: LPI liquidity will be provided through sales of its own securities; Marinco and DECC division from its own internal operations; Corporate activities, Sentinel and Acculase primarily on loans to be provided by Ms. Susan Barnes, issuance of shares of the Company's common stock and sale of the Company's securities from private placements.

    In July 1996, the Company received a federal court order, pursuant to a litigation judgement, preventing it from access to its assets. This action, however, did not affect the operations of the Company's operating subsidiaries. The Company, while currently in negotiation to relieve it from the negative effect of the court order, could give no assurance that the temporary restraining order issued will not be replaced by a permanent injunction.

    The Company spent considerable amount of cash both in defense of litigations against it and its own plaintiff's action against US Surgical Corporation and others and expect this defense and action to continue till the end of 1996. The Company, however, expect this expenditures to be substantially less in 1997.

    The Company, in February 1996, approved issuance of approximately 1,047,300 shares of the Company's common stock for services rendered by employees, consultants and for professional fees. Additional shares are planned to be issued for additional services. For the six months ended June 1996, Ms. Barnes loaned the Company approximately $1,224,000 which included payments for Company expenses and debt and for consulting fees. Ms. Barnes also accrued $108,000 for the rent of the Van Nuys facilities.

    RESULTS OF OPERATIONS

    The Company spun-off KSWI in December 1995 and Tri-Lite results of operations for 1996 was not included due to its filing for Chapter 11 bankruptcy and the reduction of the Company's ownership and control of Tri-Lite in late 1995. Tri-Lite's results of operations however, was included in the interim financial statements during 1995.

    The Company had approximately $1,996 and $1,118 thousands in revenues for the six months and three months ended June 30, 1996, compared with $18,876 and $8,942 thousands for the corresponding period in the prior year, or a net decrease of $16,880 and $7,824 thousands, respectively. $17,584 and $8,246 thousands of 1995 revenues for the six and three months period was attributed to Tri-Lite. LPI, acquired from Chapter 11 proceedings in May 1995, contributed $1,382 and $775 thousands of revenues in 1996 for the six and three months period, respectively.

                       HELIONETICS, INC. AND SUBSIDIARIES


    The loss in 1996 continued to reflect the ongoing support for Acculase's excimer laser for TMR application and the continued commercialization efforts for Sentinel's Sentry-E fault tolerant computer. The ongoing support of the Acculase projects resulted in the receipt by the Company, in August 1996, of the FDA approval for human clinical testing of the TMR procedures utilizing the Acculase excimer laser.

    Cost of sales was 79% and 83% for the six and three months of 1996 compared with 70% and 71% for the comparable period in 1995, respectively. The decline in margin was attributed to the effect of DECC's decline in revenues (lower revenues to offset fixed cost). In 1995 Tri-Lite contributed to a favorable consolidated margin compared with 1996, which excluded Tri-Lite.

    Selling, general and administrative expenses were $2,896 and $1,115 thousands for the reported periods in 1996 compared with $7,118 and $2,968 thousands in the same period in 1995. As a percent of revenue, these expenses were 145% and 100% for the six and three months period in 1996; 38% and 33% for the same period in 1995, respectively. Tri-Lite contributed $5,051 and $2,531 thousands for the six and three months in 1995, respectively and none in 1996.

                       HELIONETICS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    In March 1995, an action was instituted by Bo B. Sramek and Hevka H. Sramek against Helionetics and Bernard B. Katz in the Superior Court of California, Central Orange County District (Case No. 743947) for shares of Helionetics' common stock which Helionetics failed to deliver. In April 1996, an amount of $2.4 milllion was awarded to the Srameks. An award is also made in favor of Bernard B. Katz, as an individual, against the plaintiff. In connection with Mr. Katz's award, Mr. Katz is in the process of filing a counter claim against the plaintiff and their counsel. Should Mr. Katz prevail on his contemplated action, any proceeds to be awarded Mr. Katz less court costs will be contributed by Mr. Katz to Helionetics.

    The Company is a defendant in class action law suits alleging violation of federal securities laws. Although management believes that these actions are without merit and intends to defend them vigorously, counsel for the Company has determined a probable loss in the seven-digit range. Based on ongoing negotiations, management of the Company has accrued $3,500,000 as of December 31, 1995, which is included in accrued liabilities in the accompanying statements. The Company and co-defendants has filed summary judgement motions seeking to have the class action lawsuit dismissed on the basis of results of a very extensive discovery initiated by the plaintiff. Discovery procedures by the plaintiff has since been terminated by a court order. No assurance can be given that the Company and co-defendants will be successful in its summary judgement motions.

    In October 1995, Tri-Lite, Inc. filed a complaint in the U. S. District Court for the Northern District of Ohio against the company for $2 million in compensatory damages and $2 million in punitive damages for the alleged repudiation and revocation of the company's guaranty of Tri-Lite's credit facility with its senior lender, along with other cause of actions. The company disputes all of Tri-Lite's credit claims. Due to Tri-Lite's Chapter 11 Bankruptcy filing in February 1996, there is a stay on the case. The company will file a counter- suit against the Tri-Lite's officers and board of directors when the stay is lifted. The Company believes that the suit filed by Tri-Lite is without merit and anticipates that any jugement would not have a material adverse effect on its financial condition or results of operations.

    The Company in July 1995 filed a civil complaint in Superior Court of Los Angeles County (Case No. BC 131 749) against U. S. Surgical Corporation and other for over $2.5 million compensatory damages and unspecified punitive damages. The defendants removed the case to the U. S. District Court for the Central District of California under Case No. 95-5513 RAP (RNBx). The Company has filed, in accordance with Connecticut law, an amended complaint seeking total damages in excess of $300 million. The Federal District Court in Connecticut has advised all parties that the case is scheduled for trial in September 1997. The Company believes that it will expend considerable resources in prosecuting this case, however, no assurance can be given that the Company will prevail in its complaint.

    Helionetics is currently in litigation in the case of Lawrence Fund, et al.
v. Helionetics, et al., in the United States District Court, Sourthern District of New York (Case No. 95 Civ. 1005 RPP). After inquest, a judgement was rendered in the amount of $612,045 in favor of Lawrence Fund against the Company and Bernard B. Katz, its chairman. The default judgement was granted primarily due to the inability of the Company to continue to retain and pay its then New York counsel to continue the case to proceed to trial. The Company believes that it may have prevailed in a trial since the letter requesting registration of securities for which plaintiff received judgement is a forgery. While management is confident that Helionetics may be successful on appeal and/or that the matter may be disposed off on favorable terms, the action described above exacerbates the condition described by the independent auditors report dated May 24, 1996 (See Note 1 of Notes to Consolidated Financial Statements).

                       HELIONETICS, INC. AND SUBSIDIARIES


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           Exhibit 27   -- Financial Data Schedule

           Exhibit 99.1 -- Press Release dated August 26, 1996 on receipt of
                           FDA approval for human testing.

          No reports on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HELIONETICS, INC.


DATE:         September 30, 1996            /s/E. Maxwell Malone
             -------------------------      -------------------------------
                                               E. Maxwell Malone
                                               Chief Executive Officer


DATE:        September 30, 1996             /s/Chaim Markheim
             -------------------------      -------------------------------
                                               Chaim Markheim
                                               Vice-President


DATE:        September 30, 1996             /s/Adrian Cayetano
             -------------------------      -------------------------------
                                               Adrian Cayetano
                                               Controller