Form 10-K/A
period 1995-12-31
HELIONETICS INC
filed 1996-10-15
CIK 319648

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------


                                  FORM 10-K/A



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


     Title of each class                                Name of each exchange
Common stock no par value                                 on which registered
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

Item 2. PROPERTIES

         As of December 31, 1995, the Company and its subsidiaries leased the following properties:

                                                               Space
                                                             Available            Lease Rate         Lease
Operation                           Location                   (SQ Ft)             per Annum         Expiration
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



                                           1995              1994              1993            1992              1991
                                       ------------      ------------      -----------      -----------      -----------
Revenues                               $  3,489,000      $ 30,901,000      $17,318,000      $12,112,000      $ 7,033,000
                                       ------------      ------------      -----------      -----------      -----------
Income(Loss):
      Continuing operations             (20,221,000)      (22,699,000)      (1,974,000)      (2,865,000)      (1,030,000)
      Discontinued operations               849,000         1,149,000        2,290,000         (763,000)       1,048,000
         Net income (loss)              (19,372,000)      (21,550,000)         316,000       (3,628,000)          18,000

Primary Earnings (loss) per share:
      Continuing operations                   (5.28)            (9.20)           (1.35)           (3.71)           (2.28)
      Discontinued operations                  0.22              0.47             1.57            (0.88)            1.69
      Net income(loss)                        (5.06)            (8.73)            0.22            (4.59)           (0.59)

Dividends per share                            --                --               --               --               --
Weighted average shares outstanding       3,844,000         2,468,000        1,457,000          866,300          618,336


BALANCE SHEET DATA


Total assets                           $  7,349,000      $ 43,651,000      $34,388,000      $11,060,000      $ 9,798,000

Net liabilities of discontinued
      operations                               --                --               --          1,070,000        1,500,000
Long-term obligations                     1,952,000         5,255,000        2,470,000        5,220,000        1,199,000

Total liabilities                        17,455,000        32,830,000       19,552,000       12,048,000       10,931,000

Shareholders' Investment (deficit)      (10,106,000)       10,821,000       14,836,000         (988,000)      (1,133,000)



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


         Selling, general and administrative expenses including research and development expenses were $14.1 million, $30.1 million, and $9.2 million for 1995, 1994 and 1993, respectively. As a percent of revenues, these expenses were 404%, 97% and 53% for 1995, 1994 and 1993, respectively. Expenses in 1995 included $6.9 million accrual for litigations and judgements against the Company, $659 thousands of expense relating to the KSWI distribution, and approximately $400 thousands accrual for the abandonment of a company facility. In 1994 and 1993, Tri-Lite contributed $10.3 million and $3.8 million, respectively in these expenses. The increase in Tri-Lite's expenses in 1994 over 1993 represent the expenses of NL Industries and SPL both acquired in 1994. In 1994, non-recurring and unusual expenses totalling approximately $14.8 million contributed to the increase in these expenses. These non-recurring and unusual items included write-offs of deferred product cost ($6.1 million), write-off of cost in excess of net assets of business acquired ($2.5 million), write-off of AIM's public offering cost ($1.0 million), various write-offs of receivables and claims and accruals for cost of litigations and others ($5.2 million).


         SEASONALITY AND EFFECT OF INFLATION. The Company's business is not subject to seasonal changes due to the high-technology nature of its products. The Company always consider inflation factors in its pricing strategy and do not consider price changes to have a material effect in its pricing.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


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

                                       Option/SAR Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------------
                                                                                Potential Realized Value at
                                                                                Assumed Annual Rates of
                                       Individual                               Stock Price Appreciation
                                          Grants                                  for Option Term(a)
-------------------------------------------------------------------------------------------------------------------
                                     % of Total
                                     Options/SARs
                       Options/      Granted to      Exercise
                      SARs           Employees       or Base
                      Granted                        in Fiscal      Price          Expiration
Name                  (#)            Year            ($/Sh)          Date              5% ($)          10% ($)
-------------------------------------------------------------------------------------------------------------------
Chairman of
the Board
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

                                       HELIONETICS, INC.


date:  October 15, 1996                /s/    E. Maxwell Malone
                                              -----------------------
                                              E. Maxwell Malone
                                              Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                                       Date
---------                           -----                                       ----
                                    Chief Executive Officer
                                    President
/s/  E. Maxwell Malone              Director                                     October 15, 1996
     ------------------------       (Principal Executive Officer)                ----------------
     E. Maxwell Malone



/s/  Adriano O. Cayetano            Controller                                   October 15, 1996
     ------------------------       (Principal Accounting Officer)               ----------------
     Adriano O. Cayetano



/s/  Chaim Markheim                 Vice President                               October 15, 1996
     ------------------------       Director                                     ----------------
     Chaim Markheim



/s/  Bernard B. Katz                Chairman of the Board                        October 15, 1996
     ------------------------                                                    ----------------
     Bernard B. Katz



/s/  Richard Sergo                  Director                                     October 15, 1996
     ------------------------                                                    ----------------
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

/s/ Hein+Associates LLP

HEIN+ASSOCIATES LLP
Certified Public Accountants

Orange, California
May 24, 1996, except for Note 20
which is as of July 29, 1996

                         REPORT OF INDEPENDENT AUDITORS


To Helionetics, Inc.


We have audited the accompanying consolidated balance sheet of Helionetics, Inc. (a California corporation) and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helionetics, Inc. and subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994 in conformity with generally accepted accounting principles.



As discussed in Note 13, the Company is a defendant in class action lawsuits seeking unspecified damages allegedly resulting from the purported violation of federal securities laws. Although management believes that these actions are without merit and intends to defend them vigorously, the ultimate outcome of these actions cannot presently be determined. Accordingly, no provision for any liability that may result from the resolution of these actions has been made in the accompanying consolidated financial statements.



The accompanying consolidated financial statements for the year ended December 31, 1993 has been restated to expense certain deferred product costs that had been previously capitalized by the Company but which, in our opinion, were not recoverable and/or represented development costs. It was previously management's opinion that such costs would be recoverable upon the consummation of initial public offerings of certain subsidiaries of the Company. Had the offerings been completed, the costs would have been recovered and our opinion would have been modified to eliminate the qualification. However, the Company has been unable to complete the offerings due to circumstances beyond its control (including the delays by the American Stock Exchange in concluding an investigation of the Company), and accordingly, has restated its 1993 consolidated financial statements. The effect of the restatement of these deferred product costs was a decrease to income from continuing operations totaling $1,315,000 for the year ended December 31, 1993.




CORBIN & WERTZ


Irvine, California
April 14, 1995

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)


                                                                                  DECEMBER 31,
                                                                             ---------------------
                                                                              1995          1994
                                                                             ------        -------

                                        ASSETS

CURRENT ASSETS:
         Cash and cash equivalents:
                  Unrestricted                                               $   96        $ 5,464
                  Restricted                                                     93            -
         Marketable securities, available for sale                              -              633
         Accounts receivable, less allowance of $110 in 1995 and
                  $643 in 1994, respectively                                    428          5,512
         Contracts receivable                                                   -            5,908
         Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                         -              446
         Notes receivable from officers, less allowance of $446                 -               40
                  in 1994
         Inventories                                                            960          8,174
         Prepaid expenses and other                                             133          1,081
                                                                             ------        -------
                           Total current assets                               1,710         27,258
                                                                             ------        -------
PROPERTY AND EQUIPMENT, at cost:
         Leasehold Improvements                                                 232          1,345
         Machinery and equipment                                              1,600          6,600
                                                                             ------        -------
                                                                              1,832          7,945
         Less - accumulated depreciation and amortization                      (796)        (4,886)
                                                                             ------        -------

                                                                              1,036          3,059
                                                                             ------        -------
OTHER ASSETS:
         Patent costs, net                                                      188            331
         Excess of cost over net assets of acquired companies, net            4,351         11,367
         Notes receivable and other                                              64          1,636
                                                                             ------        -------
                           Total other assets                                 4,603         13,334
                                                                             ------        -------
TOTAL ASSETS                                                                 $7,349        $43,651
                                                                             ======        =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Current portion of notes payable and long-term debt                 $1,093        $ 3,259
         Current portion of notes and loans payable to related parties          -               25
         Accounts payable                                                     4,165         14,813
         Billings in excess of costs and estimated earnings on
                   uncompleted contracts                                        -              754
         Accrued liabilities                                                 10,080          4,053
                                                                             ------        -------
                           Total current liabilities                         15,338         22,904
                                                                             ------        -------
Notes payable and long-term debt, net of current portion                        898            735
                                                                             ------        -------
Notes and loans payable to related parties, net of current portion
                                                                              1,009          4,520
                                                                             ------        -------
Other long-term liabilities                                                      45            -
                                                                                           -------
Minority interests                                                              165          4,171
                                                                             ------        -------
Mandatorily redeemable common stock (15,000 shares at $33.30                    -              500
                                                                             ------        -------
         per share at December 31, 1994)
                      Total liabilities                                      17,455         32,830
                                                                             ------        -------


                                  (continued)

                       HELIONETICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands except share and per share data)


                                                                                       DECEMBER 31,
                                                                                  ---------------------
                                                                                   1995          1994
                                                                                  ------        -------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)
STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred stock, no par value; 2,000,000 shares authorized;
                  no shares issued or outstanding                                      -               -
         Class A convertible preferred stock, no stated value; 150,000 shares authorized; 51,000 issued and outstanding at December 31, 1995
                  and 1994                                                             -               -
         Class B convertible preferred stock, no stated value; 150,000 shares authorized; 57,000 issued and outstanding at December
                  31, 1995 and 1994                                                    -               -
         Class C convertible preferred stock; $3.50 stated value; 2,800,000 shares authorized; 304,000 and 333,000 shares issued and
                  outstanding at December 31, 1995 and 1994, respectively              692             793
         Class D convertible preferred stock, $10.00 stated value;
                  100,000 shares authorized; no shares issued or outstanding           -               -
         Class E convertible preferred stock, $10.00 stated value; 90,000
                  shares authorized; no shares issued or outstanding                   -               -
         Class F convertible preferred stock, no stated value; 2,800,000 shares authorized; 0 and 94,000 shares outstanding at December
                  31, 1995 and 1994, respectively                                      -               206
         Class G convertible preferred stock, no stated value; 9,000
                  shares authorized; no shares issued or outstanding                   -               -
         Class H convertible preferred stock; 1,150,000 shares
                  authorized; no shares issued or outstanding                          -               -
         Common stock, no par value; 10,000,000 shares authorized; 4,939,000 and 2,658,000 shares issued and outstanding at December 31,
                  1995 and 1994                                                     78,571          70,292
         Common stock subscribed ( 0 and 45,000 shares as of December 31, 1995
                  and 1994, respectively)                                              -               555
         Additional paid-in capital                                                  2,674           2,674
         Accumulated deficit                                                       (92,043)        (63,699)
                                                                                  --------        --------

                           Total stockholders' equity (deficit)                    (10,106)         10,821
                                                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  7,349        $ 43,651
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


                                                                                                  ADDITIONAL      RETAINED
                                                                           COMMON STOCK            PAID-IN        EARNINGS
                                                                      SHARES         AMOUNT        CAPITAL        DEFICIT
                                                                    ---------        ------       ----------      --------
BALANCES, DECEMBER 31, 1993                                         1,842,000        51,078         3,024         (41,864)

Issuances of stock for acquisition of purchased
 research and development                                             140,000         2,170             -               -
Issuance of stock for services                                         23,000           406             -               -
Offshore sales of  common stock for cash, net of
 offering costs (average price of $25.20)                             571,000        14,393             -               -
Conversion of Class C preferred stock                                   1,000            27             -               -
Conversion of Class F preferred stock                                  35,000           335             -               -
Issuance of stock to acquire equity securities
(excluding common stock to be issued of 41,000 shares)                  8,000           128             -               -
Issuance of common stock subscribed at December 31,  1993              36,000         1,721             -               -
Issuance of common stock for legal settlement                           1,000            16             -               -
Issuance of common stock for cash                                       1,000            18             -               -
Rescission of liability assumed by a shareholder                            -             -          (350)              -
Dividends-in-kind                                                           -             -             -            (285)
Net loss                                                                    -             -             -         (21,550)
                                                                    ---------        ------         -----         -------

                       HELIONETICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)
                                   (continued)

                                                                                                  ADDITIONAL      RETAINED
                                                                           COMMON STOCK            PAID-IN        EARNINGS
                                                                      SHARES         AMOUNT        CAPITAL        DEFICIT
                                                                    ---------        ------       ----------      --------

BALANCES, DECEMBER 31, 1994                                         2,658,000        70,292         2,674         (63,699)

Issuance of stock for accrued wages                                   171,000           600             -               -
Issuance of stock for services                                        217,000           759             -               -
Conversion of Class C preferred stock                                   3,000           101             -               -
Conversion of Class F preferred stock                                   9,000           206             -               -
Issuance of additional stock for Helionetics units                    118,000           357             -               -
Cancellation of mandatorily redeemable shares                               -           500             -               -
Issuance of common stock for legal settlement                          21,000            74             -               -
Issuance of common stock for liability to shareholder               1,742,000         5,682             -               -
Dividend of KSW, Inc.                                                       -             -             -          (8,972)
Net loss                                                                    -             -             -         (19,372)
                                                                            -             -             -               -
                                                                    ---------       -------        ------        --------
BALANCES, DECEMBER 31, 1995                                         4,939,000       $78,571        $2,674        $(92,043)
                                                                    =========       =======        ======        ========


              See accompanying notes to these financial statements.

                       HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (Amounts in thousands except share and per share data)


                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                  1995               1994              1993
                                                                  ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations                             $(20,221)          $(22,699)         $(1,974)
                                                                 --------           --------          -------
 Adjustments to reconcile net loss to net cash used in
  operating activities of continuing operations:
   Depreciation and amortization                                    1,187              1,228              654
   Gain on change in carrying value of investment                       -               (189)               -
   Write-off of assets                                                570              1,250                -
   Purchased research and development                                   -              2,170                -
   Loss (gain) on settlement of payables                                -                 10              (41)
   Gain on sale of securities                                         (52)               498                -
   Loss of conversion of equity method                                  -                 71              143
   Provision for losses on accounts receivable                        (65)               951              450
   Provision for obsolete inventory                                   200                773              165
   Stock issued for legal settlement                                  431                  -                -
   Stock issued for services and settlement of                        759                520              510
    payables
   Minority interest in losses by subsidiary                         (355)            (2,223)             (64)
   Legal liability assumed by proponent                               994                  -                -
   Change in operating assets and liabilities, net of
    effects of purchase of acquired companies:
     Receivables                                                      267                443           (2,213)
     Inventories                                                      599             (3,105)          (1,835)
     Prepaid expenses and other current assets                         31               (269)            (181)
     Accounts payable                                                 (69)             4,776             (334)
     Payable to joint venture                                           -                  -            1,110
     Accrued liabilities                                            7,080                177             (512)
     Deferred service income and other current
       liabilities                                                     61               (838)             (88)
                                                                   ------            -------            ------
 Net adjustments                                                   11,638              6,243            (2,236)
                                                                   ------            -------            ------
   Net cash used in continuing operations                          (8,583)           (16,456)           (4,210)
                                                                   ------            -------            ------
Net income (loss) from discontinued operations                        849              1,149             2,290
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) discontinued operations:
   Gain on disposition of discontinued operations                       -                  -            (1,114)
   Depreciation and amortization                                      383                545               128
   Gain on settlement of payables                                       -                  -                12
   Provision for losses on accounts receivable                          -                  -                 -
   Provision for income taxes                                        (335)                 -                 -
   Minority interest                                                 (100)                 -                 -
   Change in operating assets and liabilities:
     Accounts receivable                                           (2,681)             1,416            (1,353)
     Accounts payable                                               2,997                543             1,176
                                                                   ------            -------            ------
Net cash provided by discontinued operations                        1,113              3,653             1,139
                                                                   ------            -------            ------
Net cash used in operating activities                              (7,470)           (12,803)           (3,071)
                                                                   ------            -------            ------


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


     1993


     During the fiscal year ended December 31, 1993, the Company acquired certain subsidiaries as described in Note 14. In conjunction with these acquisitions, the aggregate assets acquired and liabilities assumed are as follows:


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


     KSW, Inc. - See Notes 14 and 15

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

        Tri-Lite, Inc., an approximate 49% owned subsidiary of the Company - Designs, sources, manufactures and markets lighting products for use in new construction and remodeling of retail, commercial and residential buildings. Effective February 26, 1996, Tri-Lite, Inc. (Tri-Lite) filed for bankruptcy under


        Chapter 11 of the U.S. Bankruptcy Act. As of the date of this report, the courts have not approved a final plan of reorganization. As such, the Company's investment and related intercompany balances in Tri-Lite have been reduced to zero in the accompanying financial statements. During 1994, Tri-Lite sold shares of its common stock to unrelated parties thereby decreasing the Company's ownership of Tri-Lite from 62.7% as of January 1, 1994 to 35.6% as of December 31, 1994. At December 31, 1994, it was determined by management that the Company exercised significant financial control over Tri-Lite. Due to the subsequent loss of financial control over Tri-Lite in July 1995 and the bankruptcy filing previously disclosed, the Company changed its method of accounting for their investment in Tri-Lite for 1995 from consolidation to the equity method. The consolidated financial statements of the Company as of December 31, 1994 and for the years then ended have not been restated.


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


         Marketable Securities Available-For-Sale - In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement is effective for fiscal years beginning after

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

         December 15, 1993 and addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company adopted SFAS 115 effective January 1, 1994. The effect of the change was not significant. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in stockholders' equity. The securities are classified as either current or long-term assets based upon the intentions of management of the Company as to whether such securities will be sold within the next twelve months.

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

         The weighted average shares used in calculating net income (loss) per share are as follows:


                                                                    1995                   1994                1993
                                                                    ----                   ----                ----

              Primary earnings                                    3,844,000              2,468,000           1,457,000
                                                                  =========              =========           =========
              Fully diluted                                       3,844,000              2,468,000           1,739,000
                                                                  =========              =========           =========


         Impact of Recently Issued Standards - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.

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
                                                                                           =======                     =======


         The Line of credit of Tri-Lite, Inc. with a commercial bank of up to $4,000 was based on 75% of eligible accounts receivable, interest at Prime +.75%, (9.25% at December 31, 1994) collateralized by substantially all of the assets of Tri-Lite, Inc. (See Note 9).


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

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)

                                     OPTIONS

         Activity for common stock options during the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                                                                                EXERCISE PRICE
                                                                                            NUMBER                 PER SHARE
                                                                                            ------              --------------

                       BALANCE, JANUARY 1, 1993                                             65,000              $20.00 - $42.50
                          Issued during 1993                                               100,000              $41.25 - $60.00
                          Canceled during 1993                                             (30,000)                      $32.50
                                                                                          --------              ---------------
                       BALANCE, DECEMBER 31, 1993                                          135,000              $20.00 - $60.00
                           Issued during 1994                                               97,000                       $30.00
                           Canceled during 1994                                            (45,000)                      $52.50
                           Expired during 1994                                              (5,000)                      $41.25
                                                                                          --------              ---------------
                       BALANCE, DECEMBER 31, 1994                                          182,000              $20.00 - $60.00
                           Canceled during 1995                                           (152,000)             $20.00 - $60.00
                           Expired during 1995                                             (30,000)             $20.00 - $60.00
                                                                                          --------              ---------------
                       BALANCE, DECEMBER 31, 1995                                               --                           --
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


         Between July and September 1993, the Company issued warrants to purchase 30,000 shares of common stock at $22.00 per share and during 1994, the Company issued warrants to purchase 30,000 shares of its common stock at $65.00 per share. All of such warrants expired or were canceled during 1995.


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

         Others


         In April 1991, the Board of Directors authorized options for Messrs. Katz, Suerth, Markheim, and Malone in the amount of 5,000 each at an exercise price of $20.00 per share over a three year period with piggyback rights in return for their Board representation. Such options were cancelled, unexercised, during 1995.


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

         The Company is a defendant in class action law suits alleging violation of federal securities laws. Although management believes that these actions are without merit and intends to defend them

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)




         vigorously, counsel for the Company has determined a probable loss in the seven-digit range. Based on ongoing negotiations, management of the Company has accrued $3,500 as of December 31, 1995, which is included in accrued liabilities in the accompanying financial statements.


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


         (ii) 20,000 shares if bona fide purchase orders of at least $3,000 were received prior to December 31, 1993; and


         (iii) 110,000 shares based upon attainment of certain profitability levels during 1994.

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

         The Company has accounted for this transaction using the purchase method of accounting. In connection with the acquisition of Sentinel, the Company incurred acquisition costs of approximately

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)


         $175. On January 1, 1994, the Company recorded an adjustment to the purchase price of approximately $2,170 representing the fair value (adjusted for transferability restrictions) of the 140,000 shares described in the preceding paragraph. The excess of approximately $2,170 of the purchase price over the net assets acquired has been expensed as purchased research and development. The results of operations of Sentinel from March 1, 1993 are included in the accompanying consolidated statement of operations.


         Self - Powered Lighting, Inc.


         Effective July 1, 1993, Helionetics, Inc. acquired all of the issued and outstanding common stock of Self-Powered Lighting, Inc. (SPL) for a note payable of $400 bearing interest at 6% per annum and due on December 31, 1996. The note is convertible into shares of common stock of the Company at the option of the seller at the exchange rate of $40.00 in principal and/or interest for one share of common stock of the Company.


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

         KSW, Inc.


         Effective October 31, 1993, a subsidiary of Helionetics purchased certain assets, certain rights and assumed certain liabilities associated with the business conducted by JWP Mechanical Services and AFGO Engineering Corp., subsidiaries of JWP Mechanical/Electrical Services (EAST), Inc. for $3,148, including a note of $2,148 (net of discount of $252) payable in 24 equal monthly installments commencing in 1994. In addition to the purchase price, the Company issued 8,000 shares and committed to issue 69,000 shares of its common stock to consultants and future officers of a subsidiary of Helionetics valued at $3,803 and incurred acquisition costs of $1,765 for a total purchase price of $8,716.


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


         The following summarizes the balance sheet of KSW, Inc. as of December 31, 1994 which is included in the accompanying December 31, 1994 Consolidated Balance Sheet of the Company:




                                          December 31,
                                              1994
                                          ------------

         Total assets                       $18,380
         Current liabilities                $ 7,305
         Total liabilities                  $ 7,305
         Stockholder equity                 $11,075



         The following summarizes the results of KSW, Inc.'s operations reported upon as a separate company for each of the years ended December 31, 1995 and 1994 and for the period from November 1, 1993 to December 31, 1993 which are reflected as discontinued operation in the accompanying consolidated financial statements of the Company:


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


                                                    1995            1994           1993
                                                    ----            ----           ----


Revenues
         Power Conditioning Products Group       $  1,007        $  1,507        $ 2,506
         Computer Add-On Products Group             1,074           1,081            640
         Consumer Lighting Group                       --          28,313         14,172
         Laser Systems and Accessories Group        1,408              --             --
         Health Care Group                             --              --             --
                                                 --------        --------        -------
Consolidated Total                               $  3,489        $ 30,901        $17,318
                                                 ========        ========        =======

Operating income (loss)
         Power Conditioning Products Group       $ (2,440)       $ (7,385)       $(1,180)
         Computer Add-On Products Group              (955)         (6,176)          (659)
         Consumer Lighting Group                     --            (4,336)          (504)
         Laser Systems and Accessories Group       (1,276)             --             --
         Health Care Group                         (1,604)           (158)            --
         General corporate expenses                (8,497)         (6,435)        (2,331)
         Other income (expense), net               (5,904)           (384)         2,644
                                                 --------        --------        -------
Income (loss) from continuing operations         $(20,676)       $(24,874)       $(2,030)
                                                 ========        ========        =======

Identifiable assets
         Power Conditioning Products Group       $  1,117        $    832        $ 3,723
         Computer Add-On Products Group               435             518            705
         Consumer Lighting Group                       --          16,622          9,441
         Laser Systems and Accessories Group        5,488              --             --
         Health Care Group                            309             678             --
         Discontinued operations                       --          20,778         17,897
         Corporate                                     --           4,223          2,622
                                                 --------        --------        -------
  Consolidated total                             $  7,349        $ 43,651        $34,388
                                                 ========        ========        =======

  Capital expenditures
         Power Conditioning Products Group       $    312        $     15        $    37
         Computer Add-On Products Group                --              51             --
         Consumer Lighting Group                       --             667            294

                       HELIONETICS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
             (Amounts in thousands except share and per share data)


         Laser Systems and Accessories Group            5              --             --
         Health Care Group                             --              --             --
         Discontinued operations                       --             121            105
         Corporate                                     --              86             17
                                                 --------        --------        -------
  Consolidated total                             $    317        $    940        $   453
                                                 ========        ========        =======

  Depreciation and amortization expense
         Power Conditioning Products Group       $    401        $     94        $   111
         Computer Add-On Products Group                45             109            109
         Consumer Lighting Group                       --             746            263
         Laser Systems and Accessories Group          552              --             --
         Health Care Group                            189              37             --
         Discontinued operations                      383             545            128
         Corporate                                     --             242            171
                                                 --------        --------        -------
  Consolidated total                             $  1,570        $  1,773        $   782
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

18.      FOURTH QUARTER ADJUSTMENTS:

         In the fourth quarter of 1995, the Company recorded certain adjustments. These adjustments consisted principally of accruals for litigation of $6,946, the write-down in the value of the Company's minority-owned subsidiary, Tri-Lite, Inc. of $6,261, expenses relating to the distribution of KSW, Inc. of $659, an accrual for the abandonment of the Company's facility lease of $410, and the establishment of an inventory obsolescence reserve of $200.

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


         On July 29, 1996, the Company granted to KB Equities, Inc. a three year option to acquire 600,000 shares of the Company's common stock at a price of $.35 per share.


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