Form 10-Q
period 1996-09-30
HELIONETICS INC
filed 1996-12-13
CIK 319648

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996          Commission File Number 1-8355


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

          Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of each exchange
          Title of each class                                    on which registered
          -------------------                                  ---------------------
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

                                YES    X        NO
                                   --------        -------


    Shares of common stock outstanding as of September 30, 1996: 5,289,472

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


Item 6.     None

                      HELIONETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                    (dollars in thousands except share data)

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                   Nine Months Ended             Three Months Ended
                                                     September 30                   September 30
                                                 1996            1995            1996            1995
                                               --------        --------        --------        --------

REVENUES (Note 1)                              $  3,179        $ 29,017        $  1,183        $ 10,141
                                               --------        --------        --------        --------

COSTS AND EXPENSES
    Cost of sales                                 2,674          20,864           1,086           7,557
    Selling, general and administrative           3,655          10,236             759           3,118
    Interest                                        278             460             136             147
                                               --------        --------        --------        --------
                                                  6,607          31,560           1,981          10,822
                                               --------        --------        --------        --------

OTHER INCOME (EXPENSE):                             (78)            346             (58)            197
                                               --------        --------        --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES               (3,506)         (2,197)           (856)           (484)
 Provision for income tax (Note 5)                   --              --              --              --
                                               --------        --------        --------        --------

LOSS FROM CONTINUING OPERATIONS                $ (3,506)       $ (2,197)           (856)           (484)

DISCONTINUED OPERATIONS:
    Income of discontinued segment                   --           1,022              --             604
                                               --------        --------        --------        --------

NET INCOME (LOSS)                              $ (3,506)       $ (1,175)       $   (856)       $    120
                                               ========        ========        ========        ========

EARNING PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1):
    Continuing operations                      $  (0.66)       $  (0.63)       $  (0.16)       $  (0.12)
    Discontinued operations                          --        $   0.29              --        $   0.15
                                               --------        --------        --------        --------
    Net Income                                 $  (0.66)       $  (0.34)       $  (0.16)       $   0.03
                                               ========        ========        ========        ========


        The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                                         September 30    December 31
                                                             1996            1995
                                                            -------        -------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents including $93 restricted       $   260        $   189
   Accounts receivable, less allowance of $110
     in 1996 and in 1995                                        741            428
   Inventories (Note 1)                                       1,005            960
   Prepaid expenses and other                                    48            133
                                                            -------        -------

     Total current assets                                     2,054          1,710
                                                            -------        -------

PROPERTY, PLANT AND EQUIPMENT
   at cost:
   Leasehold improvements                                       232            232
   Machinery and equipment                                    1,687          1,600
                                                            -------        -------

                                                              1,919          1,832

   Less--Accumulated depreciation and amortization           (1,064)          (796)
                                                            -------        -------
                                                                855          1,036
                                                            -------        -------


OTHER ASSETS:
   Patent costs (Note 1)                                        105            188
   Excess of cost over net assets of acquired
     companies, net (Note 1)                                  3,467          4,351
   Notes receivable and other assets (Note 1)                   325             64
                                                            -------        -------

                                                              3,897          4,603
                                                            -------        -------

                                                            $ 6,806        $ 7,349
                                                            =======        =======


The accompanying notes are an integral part of these consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                                            September 30  December 31
                                                                 1996         1995
                                                                ------       ------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 2)                   668        1,093
   Accounts payable and accrued liabilities                     15,139       14,245
                                                                ------       ------


     Total current liabilities                                  15,807       15,338
                                                                ------       ------

LONG-TERM DEBT, net of current maturities (Note 2)                 878          943
                                                                ------       ------

NOTES and LOANS PAYABLE to proponents and
   shareholder (Note 3)                                          2,790        1,009
                                                                ------       ------

MINORITY INTEREST                                                  693          165
                                                                ------       ------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
     Authorized--2,000,000 shares; none outstanding                 --           --
   Class A and B convertible preferred stock
     No stated value
     Authorized--150,000 shares of each
     Outstanding --
     51,175 shares of Class A in 1996 and 1995 and 57,629
      shares of Class B in 1996 and 1995, respectively              --           --
   Class C convertible preferred stock,
     $3.50 stated value
     Authorized--2,800,000 shares
     Outstanding--304,000 shares in 1996 and 304,000
      shares in 1995                                               692          692


The accompanying notes are an integral part of these consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                                             September 30     December 31
                                                                 1996            1995
                                                               --------        --------

SHAREHOLDERS' EQUITY (cont'd)

   Class D convertible preferred stock
     $10.00 stated value
     Authorized--100,000 shares
     Outstanding--none                                               --              --
   Class E convertible preferred stock
     $10.00 stated value
     Authorized--90,000 shares
     Outstanding--none                                               --              --
   Class F convertible  preferred stock
     no stated value
     Authorized--2,800,000 shares
     Outstanding--none in 1996
      and in 1995                                                    --              --
   Class H convertible preferred stock
     1,150,000 shares to be authorized
     None outstanding                                                --              --
   Common stock
     No par value
     Authorized--50,000,000 shares
     Outstanding--5,289,000 and 4,939,000 shares in 1996
     and in 1995, respectively                                   78,821          78,571
     Additional paid-in capital                                   2,674           2,674
     Accumulated deficit                                        (95,549)        (92,043)
                                                               --------        --------
        Total shareholders' equity                              (13,362)        (10,106)
                                                               --------        --------

                                                               $  6,806        $  7,349
                                                               ========        ========


The accompanying notes are an integral part of these consolidated balance sheets.

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Nine Months Ended
                                                                  September 30
                                                              1996           1995
                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from continuing operations                     $(3,506)       $(1,175)

   Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities of continuing operations--

     Depreciation and amortization                             1,235          1,197
     Minority interest                                           528           (434)
     Interest -- proponent                                       104             78
     Change in operating assets and liabilities                  196         (2,410)
                                                             -------        -------

   Net cash provided by (used in) operations                  (1,443)        (2,744)
                                                             -------        -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                    (87)          (751)
   Cash (paid) acquired in business acquisition                   --             16
   Other assets                                                 (261)         1,244
                                                             -------        -------


   Net cash provided by (used in) investing activities       $  (348)       $   509
                                                             =======        =======


      The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                   (dollars in thousands except share data)

                                                                      Nine Months Ended
                                                                         September 30
                                                                      1996          1995
                                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in note payable and long term debt, net       $   (65)      $  (253)
   Increase (decrease) in notes payable to
    proponents and shareholders, net                                   1,677         2,614
   Proceeds from sale of stock                                           250            --
                                                                     -------       -------
   Net cash provided by (used in) financing
    activities                                                         1,862         2,061
                                                                     -------       -------

   Net increase (decrease) in cash and
    equivalents                                                           71          (174)

   Cash and equivalents at beginning of period                           189         5,464
                                                                     -------       -------

   Cash and equivalents at end of period                             $   260       $ 5,290
                                                                     =======       =======

   Interest paid                                                     $   306       $   461
                                                                     =======       =======


       The accompanying notes are an integral part of these statements.

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are unaudited. The December 31, 1995 Balance Sheet has been condensed and summarized from the audited financial statements as of that date. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements, including the independent auditor's report dated May 24, 1996, and the notes thereto included in the Company's latest annual report on Form 10-K with attention to Note 3-Basis of Presentation, discussing the uncertainty as to the Company's continuance as a going concern because of certain litigation settlements and other contingencies. In the opinion of management the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. All share data for 1995 was restated to reflect the 10 for 1 reverse stock split in February 1996.

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

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


exercise conversion as of January 1 would reduce earnings per common and common equivalent share for that year.

The weighted average shares used in calculating primary earnings per share are summarized as follows:

                                   (amounts in thousands)
                                     1996        1995
                                     ----        ----
     Nine Months                     5,289      3,475
     Three Months                    5,289      4,084


RECLASSIFICATIONS AND RESTATEMENTS

   Certain account reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


(2)  LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt at September 30, 1996 and December 31, 1995 were as follows (in thousands):

                                                                                 1996           1995
                                                                                 ----           ----
Convertible unsecured note payable bearing interest at 6%,
  with interest payable quarterly beginning March 31, 1994
  and principal and remaining accrued interest due on
  December 31, 1996                                                             $   400        $   400
Convertible secured promissory notes                                                 --            500
Note payable-directors and unsecured creditors, interest at prime,
  quarterly interest only, principal due October 1, 1999, unsecured                 448            448
Note payable-US Treasury, interest 9%, payable monthly principal and
  interest of $5,000 through December 1999, unsecured                               217            202
Priority tax payable quarterly with interest ranging from
10% to 14% per annum                                                                 58             58
Others                                                                              423            428
                                                                                -------        -------
                                                                                  1,546          2,036
Less:  Current maturities                                                          (668)        (1,093)
                                                                                -------        -------
                                                                                $   878        $   943
                                                                                =======        =======

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(3) NOTES AND LOANS PAYABLE TO PROPONENTS AND SHAREHOLDERS

   At September 30, 1996 and December 31, 1995, the Company had notes and loans payable to proponents and shareholders totaling $2,790,000 and $1,009,000, respectively. The notes and loans bear interest at rates ranging from 7.5 percent to 10 percent per annum. The notes and loans represent advances between the Company and the proponents. All other notes and loans are secured by the appropriate UCC-1 filings. In May 1996, Ms. Barnes required the Company pursuant to the Security Agreement signed by the Company, to deliver to Ms. Barnes possession of all securities evidencing ownership by the Company of all of its subsidiaries until such time as all of her loans are paid in full.

   Subsequent to September 30, 1996, loans payable to Ms. Barnes will be partly extinguished through the issuance of common stock at its fair market value. Ms. Barnes continued to provide loans to the Company subsequent to September 30, 1996.

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

   At September 30, 1996, Laser Photonics and Acculase had net operating loss carryforwards of approximately $5,700,000 and $10,002,000 which expire in various years through 2010. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of Companies.

(5) OPTIONS

   The following are options granted subsequent to December 31, 1995 and outstanding as of September 30, 1996:

                                     Shares      Price
                                     ------      -----
          Bernard B. Katz            150,000     $3.50
          KB Equities, Inc.          600,000      0.35
          Maxwell Malone             150,000      3.50

                      HELIONETICS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


(5) OPTIONS (CONTINUED)

          Chaim Markheim                 150,000       3.50
          Richard Sergo                  150,000       3.50
          Raymond Hartman                150,000       3.50
          Larry Suelzle                  150,000       3.50
          Adrian Cayetano                 75,000       3.50


(6) SUBSEQUENT EVENT


   The Cornell Medical Center's paper relating to animal studies evidencing 100% patency (open channels) was presented and distributed at the American Heart Association's November 1996 meeting held in New Orleans, La.

    Helionetics joined as co-proponent with Tri-Lite to file a Tri-Lite Plan of Reorganization in the Tri-Lite Chapter 11 proceeding. A final Disclosure Statement, as amended, is set for hearing in January 1997. Although no assurance can be given, the Company expects Tri-Lite to emerge from bankruptcy proceedings in early 1997.

                      HELIONETICS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   LIQUIDITY AND CAPITAL RESOURCES

   Working capital (the difference between current assets and current liabilities) deficit was $13,753,000 at September 30, 1996 compared with $13,628,000 at December 31, 1995, or a decline of $125,000. Receivables and inventories increased by a combined total of $358,000; trade payables and accrued liabilities increased by $894,000. Capital expenditures are minimal and totalled $87,000 for the nine months period.

   The Company believes that its current operations are viable and has access to additional debt financing to augment operating cash flow, if necessary, to continue its business operations. The low level of the Company's stock price, however, has a negative effect on the Company's ability to raise such financing. The Company, in addition, has several litigation settlements accrued, as well as other actual and contingent liabilities and if such accruals and liabilities can not be renegotiated and must be paid in cash, substantial doubt about the Company's ability to continue as a going concern exists. As previously discussed, the liquidity needs of the Company in 1996 will be provided as follows: LPI liquidity will be provided through sales of its own securities; Marinco and DECC division from its own internal operations; Corporate activities, Sentinel and Acculase primarily on loans to be provided by Ms. Susan Barnes, issuance of shares of the Company's common stock and sale of the Company's securities from private placements, if desirable.

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

   The Company, approved issuance of approximately 2,682,394 shares of the Company's common stock for services rendered by employees, consultants and for professional fees. For the nine months ended September 1996, Ms. Barnes loaned the Company approximately $1,620,000 which included payments for Company expenses and debt and for consulting fees. Ms. Barnes also accrued $162,000 for the rent of the Van Nuys facilities.

   RESULTS OF OPERATIONS

   The Company spun-off KSWI in December 1995 and Tri-Lite results of operations for 1996 was not included due to its filing for Chapter 11 bankruptcy and the reduction of the Company's ownership and control of Tri-Lite in late 1995. Tri-Lite's results of operations however, was included in the interim financial statements during 1995.

   The Company had approximately $3,179 and $1,183 thousands in revenues for the nine months and three months ended September 30, 1996, compared with $29,017 and $10,141 thousands for the corresponding period in the prior year, or a net decrease of $25,838 and $8,958 thousands, respectively. $26,550 and $8,966 thousands of 1995 revenues for the nine and three months period was attributed to Tri-Lite. LPI, acquired from Chapter 11 proceedings in May 1995, contributed $2,161 and $779 thousands of revenues in 1996 for the nine and three months period, respectively.

   The loss in 1996 continued to reflect the ongoing support for Acculase's excimer laser for TMR application and the continued commercialization efforts for Sentinel's Sentry-E fault tolerant computer.

                      HELIONETICS, INC. AND SUBSIDIARIES

The ongoing support of the Acculase projects resulted in the receipt by the Company, in August 1996, of the FDA approval for human clinical testing of the TMR procedures utilizing the Acculase excimer laser.

   Cost of sales was 84% and 92% for the nine and three months of 1996 compared with 72% and 75% for the comparable period in 1995, respectively. The decline in margin was attributed to the effect of DECC's decline in revenues (lower revenues to offset fixed cost). In 1995 Tri-Lite contributed to a favorable consolidated margin compared with 1996, which excluded Tri-Lite.

   Selling, general and administrative expenses were $3,655 and $759 thousands for the reported periods in 1996 compared with $10,236 and $3,118 thousands in the same period in 1995. As a percent of revenue, these expenses were 115% and 64% for the nine and three months period in 1996; 35% and 31% for the same period in 1995, respectively. Tri-Lite contributed $7,852 and $2,801 thousands for the nine and three months in 1995, respectively and none in 1996.

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



                                          HELIONETICS, INC.


DATE:         December 12, 1996               /s/E. Maxwell Malone
     --------------------------               --------------------------
                                              E. Maxwell Malone
                                              Chief Executive Officer


DATE:        December 12, 1996                /s/Chaim Markheim
     --------------------------               --------------------------
                                              Chaim Markheim
                                              Vice-President


DATE:        December 12, 1996                /s/Adrian Cayetano
     --------------------------               --------------------------
                                              Adrian Cayetano
                                              Controller